Form 10-Q
period 2011-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2011-04-19
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-167453

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State of incorporation)	(I.R.S. Employer Identification No.)

403 – 1630 Pandosy St.

Kelowna, British Columbia

Canada V1Y 1P7

(Address of principal executive offices)

(778) 478-9944

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

As of April 19, 2011, there were 5,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

APPIPHANY TECHNOLOGIES HOLDINGS CORP. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Appiphany Technologies Holdings Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Appiphany Technologies Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Consolidated Financial Statements

For the Period Ended January 31, 2011 (unaudited) and April 30, 2010

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	January 31, 2011 $	April 30, 2010 $

ASSETS

Current Assets

Cash	3,184	17,305

Total Current Assets	3,184	17,305

Property and Equipment	1,489	–

Total Assets	4,673	17,305

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	32,809	–
Notes payable	27,123	–
Due to related parties	93,084	64,806

Total Liabilities	153,016	64,806

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,900,000 common shares	5,900	5,900

Additional Paid-In Capital	14,101	14,101

Accumulated Deficit during the Development Stage	(168,344)	(67,502)

Total Stockholders’ Deficit	(148,343)	(47,501)

Total Liabilities and Stockholders’ Deficit	4,673	17,305

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2011 $	For the three months ended January 31, 2010 $	For the nine months ended January 31, 2011 $	For the Period from June 4, 2009 (Date of Inception) to January 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to January 31, 2011 $

Revenues	1,003	–	5,034	–	5,034

	1,003	–	5,034	–	5,034

Operating Expenses

Consulting Fees	–	–	10,000	–	10,000
Depreciation	157	–	316	–	316
General and Administrative	9,913	10,225	28,998	24,549	73,316
Professional Fees	14,300	1,008	54,691	2,008	63,888
Wages and salaries	3,383	1,050	10,330	5,048	24,317

Total Operating Expenses	27,753	12,283	104,335	31,605	171,837

Other Expenses
Interest expense	680	–	1,541	–	1,541

Net Loss	(27,430)	(12,283)	(100,842)	(31,605)	(168,344)
Net Loss per Share – Basic and Diluted	(0.01)	–	(0.02)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,900,000	5,500,000	5,900,000	5,500,000

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2011 $	For the Period from June 4, 2009 (Date of Inception) to January 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to January 31, 2011 $

Operating Activities

Net loss for the period	(100,842)	(31,605)	(168,344)

Items not involving cash

Depreciation	316	–	316

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	32,809	–	32,809
Due to related parties	28,278	68,300	93,084

Net Cash Provided By (Used In) Operating Activities	(39,439)	36,695	(42,135)

Investing Activities

Purchase of property and equipment	(1,805)	–	(1,805)

Net Cash Provided by Investing Activities	(1,805)	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	–	20,001
Proceeds from notes payable	27,123	–	27,123

Net Cash Provided by Financing Activities	27,123	–	47,124

Increase in Cash	(14,121)	36,695	3,184

Cash – Beginning of Period	17,305	–	–

Cash – End of Period	3,184	36,695	3,184

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	5,500	5,500

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 24, 2010. The Company is a development stage company as defined by FASB guidelines. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2011, the Company has not recognized significant revenue, has a working capital deficit of $149,832, and has an accumulated deficit of $168,344. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2011, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2011 and April 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Revenue Recognition

The Company recognizes revenue from online advertising.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

APPIPHANY TECHNOLOGIES CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.

Acquisition of Appiphany Technologies Corporation

On May 1, 2010, the Company entered into a share exchange agreement (the “Agreement”) with Appiphany Technologies Corporation (“ATC”), a private company incorporated in the province of British Columbia, Canada.  Under the terms of the Agreement, the Company acquired 100% of the issuance and outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  Subsequent to the merger, the shareholders of ATC owned 100% of the issued and outstanding common shares of the Company. The acquisition of ATC by the Company was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues as both the Company and ATC were controlled by the same officers and directors of the Company, and the acquisition has been treated as a common control transaction.  The consolidated financial statements include the accounts of ATC since its inception on June 4, 2009 and the accounts of Appiphany Technologies Holding Corp. since its inception on February 24, 2010.  The consolidated financial statements reflect the combined entities and are reported on the basis of ATC (the accounting acquirer) as the continuing entity in the merger.  All significant intercompany transactions have been eliminated.  The assets and liabilities of the acquired entity have been brought forward at their carrying value on the date of acquisition.

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2011 Net Carrying Value $	April 30, 2010 Net Carrying Value $
Computer hardware	1,805	316	1,489	–

	1,805	316	1,489	–

5.

Notes Payable

a)

In June 2010, the Company issued notes payable totaling $12,123.  Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at January 31, 2011, accrued interest of $797 has been recorded in accounts payable and accrued liabilities.

b)

In July 2010, the Company issued a note payable for $15,000. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.  As at January 31, 2011, accrued interest of $793 has been recorded in accounts payable and accrued liabilities.

6.

Related Party Transactions

As at January 31, 2011, the Company owed $60,922 (April 30, 2010 - $33,572) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at January 31, 2011, the Company owed $32,162 (April 30, 2010 - $31,234) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	January 31,	October 31,
	2011 $	2010 $
Current Assets	3,184	3,537
Current Liabilities	153,016	124,681
Working Capital (Deficit)	(149,832)	(121,144)

Cash Flows

	Nine months Ended	For the period ended
	January 31, 2011 $	January 31, 2010 $
Cash Flows from (used in) Operating Activities	(39,439)	36,695
Cash Flows from (used in) Investing Activities	(1,805)	-
Cash Flows from (used in) Financing Activities	27,123	-
Net Increase (decrease) in Cash During Period	(14,121)	36,695

Operating Revenues

During the nine months ended January 31, 2011, the Company generated $5,034 (2010 - $nil) of revenue.

Operating Expenses and Net Loss

Operating expenses for the three and nine month periods ended January 31, 2011 was $27,753 and $104,335 compared with $12,283 and $31,605 for the three and six months ended January 31, 2011.  The increase in operating expenses during fiscal 2011 is attributed to an increase in professional fees relating to accounting and legal expenses, and an overall increase in general and administrative costs relating to overhead expenses from commencement of operating activity in July 2010.

Net loss for the three and nine months ended January 31, 2011 was $27,430 and $100,842 compared with $12,283 and $31,605 for the three and nine months ended January 31, 2010.

Liquidity and Capital Resources

As at January 31, 2011, the Company had assets of $4,673 compared with assets of $17,305 at April 30, 2010. Assets at January 31, 2011 are comprised of cash of $3,184 and computer hardware of $1,489.  All assets at October 31, 2010 were comprised of cash.

As at January 31, 2011, the Company had a working capital deficit of $149,832 compared with a deficit of $47,501 at April 30, 2010.  The increase in the working capital deficit is attributed to increases in accounts payable of $32,809 due to working capital expenditures which remain unpaid due to the lack of sufficient cash flow in the Company, $27,123 of outstanding notes payable relating to financing for the Company’s general operations as well as increase of $28,278 of expenditures from related parties.

Cashflows from Operating Activities

During the period ended January 31, 2011, the Company used $39,439 of cash for operating activities as compared to proceeds of $36,695 for the period ended January 31, 2010.  The decrease in cash proceeds from operating activities is due to the fact that the Company incurred significant increases in the amount of operating activity and expenses during the current period of which a significant amount of the use of cash was related to proceeds received from the issuance of the note payable.

Cashflows from Investing Activities

During the period ended January 31, 2011, the Company used proceeds of $1,805 for investing activities as compared to $nil for the period ended January 31, 2010.  The use of cash for investing activities was attributed to the purchase of property and equipment.

Cashflows from Financing Activities

During the period ended January 31, 2011, the Company received proceeds of $27,123 from financing activities as compared to $nil for the period ended January 31, 2010.  The proceeds received during the period ended January 31, 2011 were attributed to issuances of notes payable, where the amounts are unsecured, due interest at 10% per annum, and due on demand.

As at January 31, 2011, the Company has a going concern assumption as the Company had earned minimal revenue, has no certainty of earning significant revenues in the future to offset overhead expenditures, and has incurred a net loss of $168,344 since inception.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company adoption of provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes In Internal Control and Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Contract License Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Share Exchange Agreement between Appiphany Technologies Holdings Corp. and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between Appiphany Technologies Holdings Corp. and Darren Wright dated June 1, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between Appiphany Technologies Holdings Corp. and Fraser Polmie dated June 4, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between Appiphany Technologies Holdings Corp. and Joshua Kostyniuk dated June 15, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between Appiphany Technologies Holdings Corp. and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between Appiphany Technologies Holdings Corp. and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
21.01	List of Subsidiaries of Appiphany Technologies Holdings Corp.	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: April 19, 2011

By:

/s/ Jesse Keller

Jesse Keller

President and CEO