Form 10-K
period 2011-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2011-08-16
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-167453	30-0678378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
403-1630 Pandosy St. Kelowna, British Columbia Canada, V1Y 1P7 (Address of principal executive offices)
(778) 478-9944
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       .  No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X .   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       .     No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 29, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not currently traded in the over-the-counter market or quoted on the Over-The-Counter Bulletin Board.

As of August 15, 2011, there were 7,147,660 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Appiphany Technologies Holdings Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated in the State of Nevada on February 24, 2010, under the name Appiphany Technologies Holdings Corp. On May 1, 2010, we entered into a Share Exchange Agreement (the "SEA") with Appiphany Technologies Corp. ("ATC"), a company incorporated in British Columbia, Canada in June 2009, pursuant to which we acquired all of the issued and outstanding shares of ATC in exchange for 1,500,000 shares of the Company’s common stock.

Our Business

ATC commenced operations as a diversified technology company in June of 2009. As a result of the SEA, we are a diversified technology company. The scope of our business is based around third-party application (“App”) development for the iPhone, iPod Touch and iPad manufactured and marketed by Apple, Inc (“Apple”).  In September 2009, the Company finalized a contract license with Apple, to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. With our focus on the new Apple SDK (software development kit), we have the ability to develop, debug, and distribute commercial or in-house Apps for the iPhone, iPod Touch and iPad.

To date, we have designed and developed a variety of Apps that are currently available for purchase through Apple, and we are in the process of developing additional Apps and products. We believe that the Company will evolve into a third-party accessories company, integrating our accessories to function with our Apps. We aim to maximize user experience while exploring the innovative technological possibilities of today. Our goal is to become a successful developer of Apps and App software and maintain a balanced company through streamlined web-based marketing and sales.

Our target customers are those consumers wishing to purchase Apps for their Apple products and third-party commercial businesses wishing to develop Apps for resale. We anticipate that we will be able to continue generating revenues from the sale of our Apps. As of April 30, 2011, we have recorded $6,025 collectively from the sale of our Apps on the iTunes website. We also have a license that allows us to develop and sell accessories that are compatible with Apple’s iPod and iPhone to existing and new customers; however, no such accessories have been developed or sold to date. In addition, we are evaluating the feasibility of providing additional services, including web design, graphic design, hosting, marketing, and new business consulting focused on technology implementation. We believe that our success will depend on our ability to promote products and software consistent with the Apple. culture and image. We will also need to anticipate and respond to changing consumer demands and tastes, as well as the demands of Apple.

Our founder and President, Jesse Keller, has an extensive technical background that he developed over the course of more than eleven years working in the technology industry, specifically through his work in software development, web design, graphic design, web development and webmaster/customer service.  Mr. Keller also has significant experience in search engine marketing, affiliate marketing, investor relations, public relations and business planning after having successfully developed several business ventures. We anticipate that our eventual sales and development force will be composed of employees and independent contractors involved in computer software technology and Apple technology fields that will enhance our corporate image, provide valuable insights into our merchandising, and heighten our understanding of our target market.

Products and Services

Currently, we develop and sell Apps for the iPhone and iPod. We have several Apps that we have created, developed and sold. Below is a short description of our current products and projects. Each of the Apps described below have been created under the direction and direct supervision of our President, Jesse Keller. We use developers on a contract or limited basis to develop the Apps. As of June 30, 2011, we have generated $6,025 in revenues from the aggregate sale of our Apps. We generate revenues through iTunes. Our Apps are displayed and sold on the iTunes website, and Apple receives the initial proceeds from the purchase of any Apps. We receive seventy percent of the proceeds Apple receives from the sale of our Apps, and Apple keeps thirty percent of the proceeds received from the sale. At the end of the month we receive a direct deposit from Apple consisting of our share of proceeds from sales of our Apps for that month, so long as the proceeds are over $150.00. If our proceeds for a particular month are under $150.00 the proceeds will carry over into the next month’s deposit.

The Big White & Silver Star App

We have developed and consulted with the owners of The Big White Ski Resort and the Silver Star Ski Resort to create the Big White App and the Silver Star App for iPhone and iPod Touch users. Both Apps provide maps and live camera feeds to see current ski and weather conditions; the maps work anywhere and users can pinch, zoom and pan through each map. The Apps are currently available for sale at iTunes for $0.99 each. We are currently in discussions with the marketing department for both resorts, and we are considering planning further development of the Apps.

Police Notebook (PNB) App

We developed the Police Notebook or PNB, as it is known in the policing industry, as an integrative technological tool for police officers. It is a notebook designed to replace and improve the old paper products police officers are currently using. The mobile application version of the PNB has several improvements such as GPS location, photo attachments, tamper proof notations and instant email of reports.  The PNB App is available for sale at iTunes for $2.99.

The Penny Stock App

We developed the Penny Stock App to provide the most advanced penny stock alert service in the world. The Penny Stock App is available in iTunes store for $1.99.  The App was designed to bridge all types of investors to take advantage of increased trade volume of the featured stock. The App features dynamically generated stock data direct from the markets including the bid & ask, current price, percentage gain, volume, 6-month chart and more. For more information go to www.pennystockapp.com or follow them at Twitter.com/pennystockapp.

Student Notes App

We developed the Study Notes App to serve as a useful tool for Students to take notes. Students can use the Study Notes App while they are in class to record important notes to use at a later time. The user will be able to enter notes with the keyboard on their phone, upload video or audio recordings. The time and date for each entry are automatically entered by the application once the entry has been saved. Students will be able to browse the internet with the application giving the user the ability to upload pictures alongside with notes. Users can purchase this App through the iTunes store for $2.99.

250hosting.com*beta

While not directly related to our main business, 250 Hosting is a cpanel clustered server environment that allows us to resell hosting packages for an affordable price. The site was designed using WHMCS. WHMCS is an all-in-one client management, billing & support solution for online businesses. It handles everything from sign-up to termination, with automated billing, provisioning & management. This is a perfect complement to any technologies company.  For more information about 250 Hosting please visit the web site: http://www.whmcs.com/.

MMA Animals

Our newest project is the MMA Animals. MMA Animals is a fantasy based interactive cartoon/video game made for iPhone, iPod Touch and iPad that will be specifically developed for sale in iTunes, the App Store and iBooks.  MMA Animals is a blend between a video game and a video, where you watch a video for 5 minutes and then play a game and based on the results of the game, it takes you to the next sequence of video, seamlessly transitioning from game to show.  The videos could be ready for the networks and provide a medium to promote sales of the interactive games/shows available to the iPhone, iPad and the MMA Animals web site.  MMA Animals will be developed to acquire a large network deal for syndicated broadcast to the North American and eventually world markets. The ultimate goal is to create a MMA Animals feature film. We are in the predevelopment phase of our MMA Animals and we hope to offer MMA Animals Apps within the next year.

The Artist that we have contracted to design the MMA Animals is best known for his 3D modeling. He has worked on projects like, “Dr. Seuss’ Horton Hears a Who!”, “Ice Age & Ice Age: The Melt Down”, and “Robots”, to name a few.

Growth Strategy

Our long-term goal is to continue to build our diversified technologies company with a broad portfolio of products and services that we will offer in multiple channels of online retail distribution.  To that end, we will implement the following growth strategies:

1)

Execute new initiatives. Along with our current products and services, we intend to seek opportunities that will diversify our technologies beyond web hosting and App development in order to reach a broader range of customers.

2)

Expand upon our services and current client base. We will attempt to expand our current client base by providing top quality App development to our current clients and in return, receiving good reviews and references within the App development field.

Advertising and Marketing

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion. We will rely on the quality App development that we have completed for our existing customers to create positive customer feedback, which could resonate to potential clients.  We will also track sales and downloads of our completed Apps, and advertise their popularity to potential clients. If we generate sufficient revenues, we intend to implement an advertising and marketing campaign to increase awareness of the Company and to acquire new customers through multiple channels, including traditional and online advertising. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.

Our Industry

The iPhone, manufactured and marketed by Apple, won invention of the year in 2007 from Time Magazine, and has since gone on to be purchased by more than 30 million users worldwide. Third-party Apps were launched in mid-2008 for use on the iPhone, and became available for purchase or free download from the Apple App Store. These Apps have diverse functions, including games, reference, GPS navigation, social networking, and advertising for television shows, films, and celebrities.  Since their release, the popularity of Apps used on the iPhone, iPod Touch, and iPad has grown to include over 130,000 different Apps and over 58 million App Store users. In the month of December 2009, App Store users downloaded over 280 million Apps, equating to over 250 million dollars in sales. As of January 5, 2010, App Store users have downloaded over 3 billions Apps. http://news.cnet.com

The Company’s team has been intrigued by the iPhone since its inception and has always been up to speed with the latest trends in App development for the iPhone, iPod Touch, and iPad. Whether by porting an existing App or developing one from scratch, we can help customers take advantage of a fast growing medium. We intend to focus our business on becoming one of the leading App development companies and capitalize on the astounding market created by Apple.

Competition

In general, the computer technology and software development industries are highly competitive, and especially so in the relatively new field of App development.  Of the more than 45,000 Apps included in the App Store, there are over 28,000 developers. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands within this rapidly changing field. Competing developers may be able to engage in larger scale branding, advertising and developing activities more extensively than we can. Further, with sufficient financial backing, talented designers and developers can become competitors within several months of establishing a business. We compete primarily on the basis of design, development, quality, and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by marketing innovative and exciting Apps, as well as on our ability to remain competitive in the areas of quality and price.

Plan of Operations

To date, the Company has begun implementing its business plan and is attempting to secure additional funding to continue expansion of our services and products.  The Company intends to continue development of third-party Apps for the iPhone, iPod Touch and iPad as well as integrate accessories to function with our Apps.  The Company has not had any significant revenues generated from its business operations since inception.  Until the Company is able to generate any consistent and significant revenue, it may be required to raise additional funds by way of equity or debt financing.

To become profitable and competitive, the Company must continue to develop, advance and distribute Apps for the iPhone, iPod Touch and iPad that can be sold commercially or in-house. Further, we have a license that allows us to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone; however, no such accessories have been developed or sold to date.  Our goal is to become a successful developer of Apps and App software and maintain a balanced company through streamlined web-based marketing and sales.  To achieve this goal, management has prepared the following phases for its plan of operations for the next 12 months.

Phase 1 - Develop the Application Software and Products (4-6 months)

During the next 12 months, the Company will continue to develop its current Apps, design and develop additional Apps, and create and manufacture accessories to be used with the Apps that are compatible with the iPhone, iPod Touch and iPad.  The Company currently has many additional projects underway at various stages of development related to App development and design.  Further, the Company intends to seek opportunities that will diversify our technologies beyond App development in order to reach a broader range of customers.  Management anticipates requiring approximately $25,000 on the design and development of the Company’s App software and products for the next 4 to 6 months.

Phase 2 - Implement Marketing Strategy (3 to 4 months)

The Company plans to commence Phase 2 of its business plan, which will include an aggressive marketing campaign designed to increase consumer awareness of its products and services.  Currently, the Company relies on word of mouth as its primary means of advertisement. We will rely on the quality Apps that we have developed and completed for our existing customers to create positive customer feedback, which could resonate to potential clients. We will also track sales and downloads of our completed Apps, and advertise their popularity to potential clients.

In Phase 2, the Company plans to (1) create a marketing strategy for the Company’s Apps and other products, and (2) implement its marketing strategy towards its target group of clients.  We will attempt to acquire new customers through multiple channels, including traditional and online advertising because we believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.  The Company estimates that our expenses for phase 2 will be approximately $15,000 and expects it will take approximately 3 to 4 months to complete the phase.

Licensing

Because we are focusing our business on becoming a leading iPhone, iPod Touch, and iPad App developer using the new iPhone SDK (software development kit), it is imperative that we abide by the licensing of Apple.

As of June, 2009, the Company entered into an iPhone Developer Program License Agreement (“Developer License”) with Apple and became a registered Apple developer.  The Developer License allows the Company to use Apple’s software to develop, debug, and distribute commercial Apps in the iTunes store for an initial term of one year.  The License can be renewed each year for a fee of $100.00 and acceptance of an updated contract of terms and conditions, both of which the Company has complied with up to date. The Agreement provides that developers must develop their Apps using binary code and must submit these Apps to Apple for approval. Upon approval, the Apps are displayed and sold on the iTunes website and Apple receives thirty percent of the proceeds from each App that is sold, and the Company receives seventy percent of the proceeds. If a particular App is not approved by Apple, Apple will send the App back to the developer to work on any issues Apple has pointed out.

In September 2009, the Company finalized a Made for iPod contract and license agreement with Apple. (the “MFi License”) to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone.  The MFi License allows our Company to develop electronic accessories that connect to both the iPod and iPhone. The License costs $80.00 and the program is open to the public. Once Apple approves and the fee is paid, Apple grants the Company access to technical documentation, hardware components, technical support and certification logos. We have paid the initial fee; however, the Company has not created or developed any accessories under this program, but we intend to do so in the future.

Government Regulation

Our operations are subject to government regulation in many areas, including user privacy, telecommunications, and data protection.  The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, etc. will apply.  Nonetheless, laws and regulations directly applicable to communications and intellectual property are becoming more prevalent. Due to the increasing popularity and use of communications technology, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, and much more.  Compliance with these regulations may involve significant costs or require changes in business practices that could result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.  At this time, however, we do not believe that compliance with these rules and regulations will have a material impact upon our business.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 1630 Pandosy Street in Kelowna, British Columbia, and our telephone number is (778) 478-9944. As of the date of this filing, we have not sought to move or change our office site. We currently utilize office space free of charge on a month-to-month basis from 250 Media Corp., of which our President, Jesse Keller, is the current Chief Executive Officer. The office space is approximately 1000 square feet of industrial/office space with opportunities to expand our facilities. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of August 15, 2011, there is no public market for our common stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

 Record Holders

As of August 15, 2011, an aggregate of 7,147,660 shares of our common stock were issued and outstanding and were owned by approximately 24 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial conditions, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	M
	April 30, 2011 $	April 30, 2010 $
Current Assets	13,259	17,305
Current Liabilities	179,416	64,806
Working Capital (Deficit)	(166,157)	(47,501)

Cash Flows

	April 30, 2011 $	April 30, 2010 $
Cash Flows from (used in) Operating Activities	(41,398)	(2,696)
Cash Flows from (used in) Investing Activities	(1,805)	-
Cash Flows from (used in) Financing Activities	39,157	20,001
Net Increase (decrease) in Cash During Period	(4,046)	17,305

Operating Revenues

As at April 30, 2011 and 2010, the Company recorded revenues of $6,025 and $nil, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2011, the Company recorded operating expenses of $133,141 compared with $67,502 for the period from June 4, 2009 (date of inception) to April 30, 2010.  The increase in operating expenses was attributed to the fact that the current year encompassed a full year of operations including $58,794 increase in professional fees relating to the costs of the SEC registration statement and the quarterly and annual filings that required both accounting and legal work.

Net loss for the year ended April 30, 2011 was $129,352 compared with $67,502.  In addition to the increase in operating expenses, the Company also incurred $2,236 of interest expense relating to the issuance of $27,157 of notes payable which are unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at April 30, 2011, the Company’s cash and total asset balance was $13,259 and $14,563 compared to $17,305 and $17,305 as at April 30, 2010. The decrease in the cash and asset balances were due to the fact that the Company incurred operating expenses during the year and settled the amounts through financing from related parties and issuance of notes payable.

As at April 30, 2011, the Company had total liabilities of $179,416 compared with total liabilities of $64,806 as at April 30, 2010. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $44,596 relating to general operating expenses that have not been paid due to the lack of sufficient financing to settle outstanding obligations.  In addition, the Company also issued $27,157 of notes payable to non-related parties which were unsecured, due interest at 10% per annum, and due on demand, and an increase in amounts owing to related parties of $42,857 which was financing received to settle outstanding obligations of the Company.

As at April 30, 2011, the Company had a working capital deficit of $166,157 compared with a working capital deficit of $47,501 as at April 30, 2010.  The increase in working capital deficit was attributed to financing of operating costs with amounts from related parties and notes payable rather than equity financing.

Cashflow from Operating Activities

During the year ended April 30, 2011, the Company used $41,398 of cash for operating activities compared to the use of $2,696 of cash for operating activities during the year ended April 30, 2010. The change in net cash used in operating activities is attributed to the fact that the current year included a full fiscal year and the fact that the Company incurred more costs relating to its SEC registration process and overhead from its operating activities.

Cashflow from Investing Activities

During the year ended April 30, 2011, the Company used $1,805 for the purchase of property and equipment.  The Company did not incur any investing activities during the year ended April 30, 2010.

Cashflow from Financing Activities

During the year ended April 30, 2011, the Company received $39,157 of cash from financing activities compared to $20,001 for the year ended April 30, 2010.  The change in cash flows from financing activities is attributed to the receipt of $27,157 from the issuance of unsecured, 10% notes payable which are due on demand, and the receipt of $12,000 for the issuance of common stock that were still unissued as at April 30, 2011.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Periods Ended April 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

19

Consolidated Balance Sheets

20

Consolidated Statements of Operations

21

Consolidated Statements of Stockholders’ Equity

22

Consolidated Statements of Cash Flows

23

Notes to the Consolidated Financial Statements

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Appiphany Technologies Holdings Corp. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended April 30, 2011 and the period from February 24, 2010 (inception) through April 30, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 15, 2011

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2011 $	April 30, 2010 $

ASSETS

Current Assets

Cash	13,259	17,305

Total Current Assets	13,259	17,305

Property and Equipment	1,304	–

Total Assets	14,563	17,305

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	44,596	–
Notes payable	27,157	–
Due to related parties	107,663	64,806

Total Liabilities	179,416	64,806

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,900,000 common shares	5,900	5,900

Additional Paid-In Capital	14,101	14,101

Common Stock Issuable	12,000	–

Accumulated Deficit during the Development Stage	(196,854)	(67,502)

Total Stockholders’ Deficit	(164,853)	(47,501)

Total Liabilities and Stockholders’ Deficit	14,563	17,305

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	For the year ended April 31, 2011 $	For the Period from June 4, 2009 (Date of Inception) to April 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to April 31, 2011 $

Revenues	6,025	–	6,025

	6,025	–	6,025

Operating Expenses

Consulting Fees	10,000	–	10,000
Depreciation	501	–	501
General and Administrative	43,984	44,318	88,302
Professional Fees	67,991	9,197	77,188
Wages and salaries	10,665	13,987	24,652

Total Operating Expenses	133,141	67,502	200,643

Other Expenses
Interest expense	2,236	–	2,236

Net Loss	(129,352)	(67,502)	(196,854)
Net Loss per Share – Basic and Diluted	(0.02)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,900,000	5,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From June 4, 2009 (Date of Inception) to April 30, 2011

(Expressed in US dollars)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance – June 4, 2009 (Date of Inception)

Founders shares for cash at $0.001 per share	5,500,000	5,500	(5,500)	–	–	–

Common stock issued for cash at $0.05 per share	400,000	400	19,601	–	–	20,001

Net loss for the period	–	–	–	–	(67,502)	(67,502)
	–	–
Balance – April 30, 2010	5,900,000	5,900	14,101	–	(67,502)	(47,501)

Proceeds from common stock issuable	–	–	–	12,000	–	12,000

Net loss for the year	–	–	–	–	(129,352)	(129,352)

Balance – April 30, 2011	5,900,000	5,900	14,101	12,000	(196,854)	(164,853)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cashflow

(Expressed in US dollars)

	For the year ended April 30, 2011 $	For the Period from June 4, 2009 (Date of Inception) to April 30, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2011 $

Operating Activities

Net loss for the period	(129,352)	(67,502)	(196,854)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	501	–	501

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	44,596	–	44,596
Due to related parties	42,857	64,806	107,663

Net Cash Provided By (Used In) Operating Activities	(41,398)	(2,696)	(44,094)

Investing Activities

Purchase of property and equipment	(1,805)	–	(1,805)

Net Cash Provided by Investing Activities	(1,805)	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	12,000	20,001	32,001
Proceeds from notes payable	27,157	–	27,157

Net Cash Provided by Financing Activities	39,157	20,001	59,158

Increase (Decrease) in Cash	(4,046)	17,305	13,259

Cash – Beginning of Period	17,305	–	–

Cash – End of Period	13,259	17,305	13,259

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	5,500	5,500

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2011, the Company has not recognized significant revenue, has a working capital deficit of $166,157, and has an accumulated deficit of $196,854. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2011 and 2010, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

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

e)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

g)

Revenue Recognition

The Company recognizes revenue from online advertising.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

h)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2011 Net Carrying Value $	April 30, 2010 Net Carrying Value $
Computer hardware	1,805	501	1,304	–

	1,805	501	1,304	–

5.

Notes Payable

a)

In June 2010, the Company issued notes payable totaling $12,123.  Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at April 30, 2011, accrued interest of $1,093 has been recorded in accounts payable and accrued liabilities.

b)

In July 2010, the Company issued a note payable for $15,000. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.  As at April 30, 2011, accrued interest of $1,159 has been recorded in accounts payable and accrued liabilities.  Refer to Note 9.

6.

Related Party Transactions

a)

As at April 30, 2011, the Company owed $73,630 (2010 - $33,572) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at April 30, 2011, the Company owed $34,033 (2010 - $31,234) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Common Shares

a)

On June 4, 2009, the Company issued 1,500,000 founders shares to management of the Company.

b)

On February 24, 2010, the Company issued 2,000,000 founders shares to the President and Director of the Company.

c)

On February 24, 2010, the Company issued 2,000,000 founders shares to a Director of the Company.

d)

In April 2010, the Company issued 400,000 common shares of the Company at $0.05 per common share for proceeds of $20,000.

e)

As at April 30, 2011, the Company received $12,000 relating to common stock issuable at $0.05 per share.  Refer to Note 9.

8.

Income Taxes

The Company has $196,854 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2011 and 2010 as a result of the following:

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.

Income Taxes (continued)

	2011 $	2010 $

Net loss before taxes	(129,352)	(67,502)
Statutory rate	28.2%	26.7%

Computed expected tax recovery	36,537	18,023
Change in valuation allowance	(36,537)	(18,023)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2011 after applying enacted corporate income tax rates are as follows:

	2011 $	2010 $

Net operating losses carried forward	54,560	18,023

Total gross deferred income tax assets	54,560	18,023
Valuation allowance	(54,560)	(18,023)

Net deferred tax asset	–	–

The Company has incurred operating losses of $196,854 which, if unutilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2011, the Company has no uncertain tax positions.

9.

Subsequent Events

a)

On June 2, 2011, the Company issued 485,000 common shares at $0.05 per share for proceeds of $24,250, of which $12,000 was received as at April 30, 2011.

b)

On June 22, 2011, the Company issued 92,660 common shares to settle outstanding notes payable of $4,633.

c)

On June 22, 2011, the Company issued 200,000 common shares at $0.05 per share for proceeds of $10,000.

d)

On July 25, 2011, the Company issued 30,000 common shares at $0.05 per share for proceeds of $1,500.

e)

On July 29, 2011, the Company issued 300,000 common shares to settle outstanding notes payable of $15,000, as disclosed in Note 5(b).

f)

On August 10, 2011, the Company issued 140,000 common shares at $0.05 per share for proceeds of $7,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Control and Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Jesse Keller	32	President, CEO, CFO, Treasurer, Secretary and Director	February 23, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

JESSE KELLER.  Mr. Keller has an extensive background in sales and marketing for various industries.  His introduction to online marketing and sales began in 1998 when he helped develop and sell turnkey software solutions to companies and private individuals looking to invest in the industry.  This allowed him to develop advanced technical knowledge which he has parlayed into several successful business ventures to date.  In 2001, Mr. Keller relocated to San Jose, Costa Rica to pursue a marketing manager / software development position. Then in 2003, Mr. Keller founded a media investor relations company.  From 2001 through 2004, Mr. Keller served as President and Director of Can West Media, Inc., an online marketing and consulting company that works with companies around the world and whose services include search engine marketing, affiliate marketing, web design, graphic design and webmaster/customer service.  From 2004 through 2009, Mr. Keller held the positions of President and Director of 250media.com, which provides investor relations services to low to mid-cap public companies including public relations services, investor relations, visual communications, web development, brand design, brochure and business collateral production.  Mr. Keller was appointed as Director of the Company because of his broad technical background in online marketing, web design, graphic design, webmaster/customer service, and web development, his prior positions as President and Director of both Can West Media, Inc. and 250media.com, and his knowledge of investor relations, consulting and business ventures.

Identification of Significant Employees

We have no employees, other than Jesse Keller, our sole officer and director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance com

iii.

panies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iv.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jesse Keller (1) President, CEO, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	$2000(3)	-0-	-0-	-0-	-nil-	$2000
Ian Jonas Klippenstein (2) Former Secretary and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	$2000(3)	-0-	-0-	-0-	-0-	$2000

Notes to Summary Compensation Table:

(1)

On February 23, 2010, Mr. Keller was appointed to act as the President, CEO, CFO, Treasurer and a Director of the Company.  On May 10, 2011, Mr. Keller was appointed to act as the Secretary of the Company.  He has agreed to work with no cash remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries.

(2)

On May 10, 2011, Mr. Klippenstein resigned from all positions with the Company, including but not limited to, that of Secretary and Director. Mr. Klippenstein informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

(3)

The stock awards to Mr. Keller and Mr. Klippenstein were issued beginning February 25, 2010 for management services rendered in connection with the formation of the Company. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 27, 2011 by:  (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of July 27, 2011, we had 6,687,660 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jesse Keller (3) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	2,500,000	37.38%
Ian Jonas Klippenstein (4) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	2,500,000	37.38%
Garth Roy 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	500,000	7.48%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 6,687,660 issued and outstanding shares of common stock as of July 27, 2011.

(3)

Jesse Keller is the Company’s sole officer and director. His beneficial ownership includes 2,500,000 common shares.

(4)

Ian Jonas Klippenstein was the former Secretary and a Director of the Company until his resignation on May 10, 2011.  His beneficial ownership includes 2,500,000 common shares.

Changes in Control

 There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of January 31, 2011, the Company owed $60,922 (April 30, 2010 - $33,572) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As of January 31, 2011, the Company owed $32,162 (April 30, 2010 - $31,234) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jesse Keller is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit fees	$10,000	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended April 30, 2011, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2011.

During the fiscal year ended April 30, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between Appiphany Technologies Holdings Corp. and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Polmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated:  August 15, 2011

/s/ Jesse Keller

By: Jesse Keller

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  August 15, 2011

/s/ Jesse Keller

Jesse Keller - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.