Form 10-Q
period 2011-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2011-09-19
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-167453

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

403 – 1630 Pandosy St.

Kelowna, British Columbia

Canada V1Y 1P7

 (Address of principal executive offices)

Phone:  (778) 478-9944

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

As of September 19, 2011, there were 7,203,408 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.*

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
		3
ITEM 1.	FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4.	CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ATHC" refers to Appiphany Technologies Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Three Months Ended July 31, 2011

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2011 $	April 30, 2011 $
	(unaudited)
ASSETS

Current Assets

Cash	17,939	13,259

Total Current Assets	17,939	13,259

Property and Equipment	1,145	1,304

Total Assets	19,084	14,563

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	52,994	44,596
Notes payable	7,490	27,157
Due to related parties	109,452	107,663

Total Liabilities	169,936	179,416

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 6,987,660 and 5,900,000 common shares, respectively	6,988	5,900

Additional Paid-In Capital	67,397	14,101

Common Stock Issuable	1,000	12,000

Accumulated Deficit during the Development Stage	(226,237)	(196,854)

Total Stockholders’ Deficit	(150,852)	(164,853)

Total Liabilities and Stockholders’ Deficit	19,084	14,563

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2011 $	For the three months ended July 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to July 31, 2011 $

Revenues	380	2,705	6,405

	380	2,705	6,405

Operating Expenses

Consulting Fees	2,500	–	12,500
Depreciation	159	9	660
General and Administrative	9,939	10,218	98,241
Professional Fees	18,140	19,500	95,328
Wages and salaries	–	2,610	24,652

Total Operating Expenses	30,738	32,337	231,381

Loss before Other Expenses	(30,358)	(29,632)	(224,976)

Other Income (Expenses)
Gain on settlement of debt	1,211	–	1,211
Interest expense	(367)	–	(2,472)

Total Other Income (Expense)	975		(1,261)

Net Loss	(29,383)	(29,632)	(226,237)
Net Loss per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	6,346,000	5,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2011 $	For the three months ended July 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to July 31, 2011 $

Operating Activities

Net loss for the period	(29,383)	(29,632)	(226,237)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	159	7	660
Gain on settlement of debt	(1,211)	–	(1,211)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	9,576	223	54,172
Due to related parties	1,789	7,517	109,452

Net Cash Provided By (Used In) Operating Activities	(19,070)	(21,885)	(63,164)

Investing Activities

Purchase of property and equipment	–	(1,805)	(1,805)

Net Cash Provided by Investing Activities	–	(1,805)	(1,805)

Financing Activities

Proceeds from issuance of common shares	22,750	–	54,751
Proceeds from common stock issuable	1,000	–	1,000
Proceeds from notes payable	–	27,123	27,157

Net Cash Provided by Financing Activities	23,750	27,123	82,908

Increase (Decrease) in Cash	4,680	3,433	17,939

Cash – Beginning of Period	13,259	17,305	–

Cash – End of Period	17,939	20,738	17,939

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Common stock issued to convert debt	19,633	–	19,633
Shares issued for founders shares	–	–	5,500

(The accompanying notes are an integral part of these consolidated financial statements)

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2011, the Company has not recognized significant revenue, has a working capital deficit of $151,997, and has an accumulated deficit of $226,237. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2011 and 2010, the Company had no items representing cash equivalents.

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

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2011 Net Carrying Value $	April 30, 2011 Net Carrying Value $
Computer hardware	1,805	660	1,145	1,304

	1,805	660	1,145	1,304

4.

Notes Payable

As at July 31, 2011, the Company owed $7,490 (April 30, 2011 - $27,157) in notes payable. Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand. As at July 31, 2011, accrued interest of $863 (April 30, 2011 - $2,252) has been recorded in accounts payable and accrued liabilities.

In June and July of 2011, the Company issued 392,660 shares of common stock to settle $20,844 of notes payable and accrued interest. A gain on the settlement of debt of $1,211 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

5.

Related Party Transactions

a)

As at July 31, 2011, the Company owed $75,683 (April 30, 2011 - $73,610) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at April 30, 2011, the Company owed $33,769 (April 30, 2011 - $34,033) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Common Shares

a)

On June 2, 2011, the Company issued 485,000 common shares at $0.05 per share for proceeds of $24,250, of which $12,000 was received as at April 30, 2011.

b)

On June 8, 2011, the Company issued 10,000 common shares at $0.05 per share for proceeds of $500.

c)

On June 23, 2011, the Company issued 392,660 common shares valued at $19,633 to settle outstanding notes payable and accrued interest of $1,211.

d)

On June 23, 2011, the Company issued 200,000 common shares at $0.05 per share for proceeds of $10,000.

e)

As at July 31, 2011, the Company received $1,000 relating to common stock issuable at $0.05 per share

7. Subsequent Events

a)

On August 2, 2011, the Company issued 20,000 shares at $0.05 per share for proceeds of $1,000 which was received prior to July 31, 2011. Refer to Note 6(e).

b)

On August 11, 2011, the Company issued 140,000 shares at $0.05 per share for proceeds of $7,000.

c)

On August 29, 2011, the Company issued 55,748 common shares to settle outstanding notes payable with a fair value of $7,490.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2011 $	April 30, 2011 $
Current Assets	17,939	13,259
Current Liabilities	169,936	179,416
Working Capital (Deficit)	(151,997)	(166,157)

Cash Flows

	July 31, 2011 $	July 31, 2010 $
Cash Flows from (used in) Operating Activities	(19,070)	(21,885)
Cash Flows from (used in) Investing Activities	-	(1,805)
Cash Flows from (used in) Financing Activities	23,750	27,123
Net Increase (decrease) in Cash During Period	4,680	3,433

Operating Revenues

For the three months ended July 31, 2011, the Company earned revenues of $380 compared with $2,705 for the three months ended July 31, 2010.

Operating Expenses and Net Loss

For the three months ended July 31, 2011, the Company incurred operating expenses of $30,738 compared with $32,337 for the three months ended July 31, 2010. The Company incurred $2,500 of consulting expense offset by a reduction of wages and salaries expense of $2,610 from prior year due to switch from employees to use of a consultant for the Company’s day-to-day operations.

For the three months ended July 31, 2011, the Company had a net loss of $29,383 compared with a net loss of $29,632 for the three months ended July 31, 2010. In addition to operating expenses, the Company recorded interest expense of $236 and gain on settlement of debt of $1,211 during the three months ended July 31, 2011 compared with $nil and $nil for the three months ended July 31, 2010.

Liquidity and Capital Resources

As at July 31, 2011, the Company had total liabilities of $169,936 compared with total liabilities of $179,416 at July 31, 2010. The decrease in total liabilities was attributed to settlement of $19,633 of outstanding notes payable during the current period, offset by an increase in accounts payable and accrued liabilities of $8,365 and net cash proceeds from related parties of $1,789.

As at July 31, 2011, the Company had a working capital deficit of $151,997 compared with a working capital deficit of $166,157 as at July 31, 2010. The decrease in working capital deficit was due to settlement of outstanding notes payable with the issuance of common shares.

Cash Flow from Operating Activities

During the period ended July 31, 2011, the Company used $19,070 of cash for operating activities compared to the use of $21,885 of cash for operating activities during the period ended July 31, 2010. The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cash Flow from Financing Activities

During the period ended July 31, 2011, the Company received $23,750 of cash from financing activities compared to $27,123 for the period ended July 31, 2010. The change in cash flows from financing activities is attributed to proceeds from issuance of common shares during the current period compared with cash received from issuance of notes payable during the prior year.

Quarterly Developments

On May 10, 2011, Ian Jonas Klippenstein resigned from all positions with the Company, including but not limited to that of Secretary and Director.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

On May 10, 2011, Jesse Keller was appointed as Secretary of the Company to serve until the next annual meeting of the shareholders and until his successor is duly appointed.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 16, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Polmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Dated: September 19, 2011	/s/ Jesse Keller
JESSE KELLER
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2011	/s/ Jesse Keller
By: Jesse Keller Its: Director