Form 10-Q/A
period 2011-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2011-10-04
CIK 1490054

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

As of September 11, 2011, there were 7,203,408 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Appiphany Technologies Holdings Corp. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Polmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Dated: September 30, 2011	/s/ Jesse Keller
JESSE KELLER
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 30, 2011	/s/ Jesse Keller
By: Jesse Keller Its: Director