Form 10-Q
period 2011-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2011-12-19
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-167453

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

 (Name of small business issuer in its charter)

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

As of December 15, 2011, there were 7,312,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.*

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “APHD”, “we”, “us” and “our” are references to Appiphany Technologies Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Six Months Ended October 31, 2011

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2011 $	April 30, 2011 $
	(unaudited)
ASSETS

Current Assets

Cash	10,485	13,259

Total Current Assets	10,485	13,259

Property and Equipment	1,015	1,304

Total Assets	11,500	14,563

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	63,857	44,596
Notes payable	103,700	27,157
Due to related parties	–	107,663

Total Liabilities	167,557	179,416

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,312,038 and 5,900,000 common shares, respectively	7,312	5,900

Additional Paid-In Capital	83,292	14,101

Common Stock Issuable	–	12,000

Accumulated Deficit during the Development Stage	(246,661)	(196,854)

Total Stockholders’ Deficit	(156,057)	(164,853)

Total Liabilities and Stockholders’ Deficit	11,500	14,563

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2011 $	For the three months ended October 31, 2010 $	For the six months ended October 31, 2011 $	For the six months ended October 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to October 31, 2011 $

Revenues	457	1,956	837	4,031	6,862

	457	1,956	837	4,031	6,862

Operating Expenses

Consulting Fees	–	10,000	2,500	10,000	12,500
Depreciation	155	150	314	159	815
General and Administrative	6,313	9,427	16,252	19,645	104,554
Professional Fees	14,520	20,891	32,660	40,391	109,848
Wages and salaries	–	3,223	–	5,833	24,652

Total Operating Expenses	20,988	43,691	51,726	76,028	252,369

Loss before Other Expenses	(20,531)	(41,735)	(50,889)	(71,997)	(245,507)

Other Income (Expenses)
Gain on settlement of debt	158	–	1,369	–	1,369
Interest expense	(51)	–	(287)	–	(2,523)

Total Other Income (Expense)	107	–	1,082	–	(1,154)

Net Loss	(20,424)	(41,735)	(49,807)	(71,997)	(246,661)
Net Loss per Share – Basic and Diluted	–	(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	6,155,882	5,900,000	6,644,889	5,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2011 $	For the six months ended October 31, 2010 $	Accumulated from June 4, 2009 (Date of Inception) to October 31, 2011 $

Operating Activities

Net loss for the period	(49,807)	(71,997)	(246,661)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	289	159	790
Expenses paid by related party	(742)	7,204	106,921
Gain on settlement of debt	(1,369)	–	(1,369)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	21,325	25,548	65,921

Net Cash Provided By (Used In) Operating Activities	(30,304)	(39,086)	(74,398)

Investing Activities

Purchase of property and equipment	–	(1,805)	(1,805)

Net Cash Provided by Investing Activities	–	(1,805)	(1,805)

Financing Activities

Proceeds from issuance of common shares	30,751	–	62,752
Proceeds from notes payable	–	27,123	27,157
Proceeds from related party payable	3,000	-	3,000
Repayment on related party payable	(6,221)	-	(6,221)

Net Cash Provided by Financing Activities	27,530	27,123	86,688

Increase (Decrease) in Cash	(2,774)	(13,768)	10,485

Cash – Beginning of Period	13,259	17,305	–

Cash – End of Period	10,485	3,537	10,485

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	27,852	–	19,633

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2011, the Company has not recognized significant revenue, has a working capital deficit of $157,072, and has an accumulated deficit of $246,661. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2011 and 2010, the Company had no items representing cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2011 and, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2011 Net Carrying Value $	April 30, 2011 Net Carrying Value $
Computer hardware	1,805	790	1,015	1,304
	1,805	790	1,015	1,304

4.

Notes Payable

As at October 31, 2011, the Company owed $nil (April 30, 2011 - $27,157) in notes payable.  Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at October 31, 2011, accrued interest of $nil (April 30, 2011 - $2,252) has been recorded in accounts payable and accrued liabilities.

In June and July 2011, the Company issued 392,660 common shares to settle $20,844 of notes payable and accrued interest.  A gain on settlement of debt of $1,184 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

In September 2011, the Company issued 164,378 common shares to settle $8,404 of notes payable and accrued interest. A gain on settlement of debt of $185 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

5.

Related Party Transactions

a)

As at October 31, 2011, the Company owed $71,280 (April 30, 2011 - $73,610) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at October 31, 2011, the Company owed $32,419 (April 30, 2011 - $34,033) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Common Shares

a)

On June 2, 2011, the Company issued 485,000 common shares at $0.05 per share for proceeds of $24,250, of which $12,250 was received as at April 30, 2011.

b)

On June 8, 2011, the Company issued 10,000 common shares at $0.05 per share for proceeds of $500.

c)

On June 23, 2011, the Company issued 392,660 common shares with a fair value of $19,633 to settle outstanding notes payable and accrued interest.

d)

On June 23, 2011, the Company issued 200,000 common shares at $0.05 per share for proceeds of $10,000.

e)

On August 2, 2011, the Company issued 20,000 common shares at $0.05 per share for proceeds of $1,000.

f)

On August 11, 2011, the Company issued 140,000 common shares at $0.05 per share for proceeds of $7,000.

g)

On August 25, 2011, the Company issued 164,378 common shares with a fair value of $8,219 to settle outstanding notes payable and accrued interest.

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2011 $	April 30, 2011 $
Current Assets	10,485	13,259
Current Liabilities	167,557	179,416
Working Capital (Deficit)	(157,072)	(166,157)

Cash Flows

	October 31, 2011 $	October 31, 2010 $
Cash Flows from (used in) Operating Activities	(30,304)	(39,086)
Cash Flows from (used in) Investing Activities	-	(1,805)
Cash Flows from (used in) Financing Activities	27,530	27,123
Net Increase (decrease) in Cash During Period	(2,774)	(13,768)

Operating Revenues

For the six months ended October 31, 2011, the Company earned revenues of $837 compared with $4,031 for the six months ended October 31, 2010.

Operating Expenses and Net Loss

For the six months ended October 31, 2011, the Company incurred operating expenses of $51,726 compared with $76,028 for the six months ended October 31, 2010.  The decrease of $24,302 is due to $7,500 reduction in consulting fees as the Company incurred less consulting services in the current period, $7,731 decrease in professional fees as the Company incurred more legal costs in the prior year for SEC reporting for its registration process, decrease of $3,393 in general and administrative costs due to limited cash flows to incur more operating expenditures, and $5,833 reduction in wages and salaries as the Company employed an office staff in the prior year.

For the six months ended October 31, 2011, the Company had a net loss of $49,807 compared with a net loss of $71,997 for the six months ended October 31, 2010.  In addition to operating expenses, the Company recorded interest expense of $287 and gain on settlement of debt of $1,369 during the six months ended October 31, 2011 compared with $nil and $nil for the six months ended October 31, 2010.

Liquidity and Capital Resources

As at October 31, 2011, the Company had cash of $10,485 and total assets of $11,500 compared with cash of $13,259 and total assets of $14,563 as at April 30, 2011.  The decrease in cash and total assets were attributed to use of existing cash flows to settle outstanding obligations that exceeded the amount of proceeds received from financing activities.

As at October 31, 2011, the Company had total liabilities of $167,557 compared with total liabilities of $179,416 at April 30, 2011.  The decrease in total liabilities was attributed to settlement of $30,023 of outstanding notes payable during the current period, offset by an increase in accounts payable and accrued liabilities of $19,261.

As at October 31, 2011, the Company had a working capital deficit of $157,072 compared with a working capital deficit of $166,157 as at April 30, 2011.  The decrease in working capital deficit was due to settlement of outstanding notes payable with the issuance of common shares.

Cash Flow from Operating Activities

During the period ended October 31, 2011, the Company used $30,304 of cash for operating activities compared to the use of $39,086 of cash for operating activities during the period ended October 31, 2010. The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cash Flow from Financing Activities

During the period ended October 31, 2011, the Company received $27,530 of cash from financing activities compared to $27,123 for the period ended October 31, 2010.  The change in cash flows from financing activities is attributed to proceeds from issuance of common shares during the current period compared with cash received from issuance of notes payable during the prior year.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 16, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On September 12, 2011, Sadler, Gibb & Associates, LLC (“SG&A”) was engaged as the Company’s registered independent public accountant and M&K CPAS, PLLC (“M&K”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint SG&A and dismiss M&K were approved by the Board of Directors of the Company on September 12, 2011.

Effective October 20, 2011, our Common Stock is quoted on the OTC Bulletin Board under the symbol “APHD.OB”.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Tolmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
16.01	Letter from M&K CPA, PLLC dated September 19, 2011.	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 19, 2011	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 19, 2011	/s/ Jesse Keller
By: Jesse Keller Its: Director