Form 10-Q
period 2012-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-03-21
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

________________

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 21101 Orchard Park
Kelowna, B.C.
Canada V1Y 9N8

(Address of principal executive offices)

(250) 864-5377

(Registrant’s telephone number)

403 – 1630 Pandosy St.

Kelowna, British Columbia

Canada V1Y 1P7

(778) 478-9944

 (Former address, if changed since last report)

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

As of March 19, 2012, there were 8,297,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Nine Months Ended January 31, 2012

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	January 31, 2012 $	April 30, 2011 $
ASSETS

Current Assets

Cash	5,241	13,259

Total Current Assets	5,241	13,259

Property and equipment	859	1,304

Total Assets	6,100	14,563

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	66,886	44,596
Notes payable	–	27,157
Due to related parties	102,165	107,663

Total Liabilities	169,051	179,416

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 8,297,038 and 5,900,000 common shares, respectively	8,298	5,900

Additional paid-in capital	131,557	14,101

Share subscriptions received	2,000	12,000

Accumulated deficit during the development stage	(304,806)	(196,854)

Total Stockholders’ Deficit	(162,951)	(164,853)

Total Liabilities and Stockholders’ Deficit	6,100	14,563

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2012 $	For the three months ended January 31, 2011 $	For the nine months ended January 31, 2012 $	For the nine months ended January 31, 2011 $	Accumulated from February 24, 2010 (Date of Inception) to January 31, 2012 $

Revenues	368	1,003	1,205	5,034	7,230

Operating Expenses

Consulting Fees	3,250	–	5,750	10,000	15,750
Depreciation	131	157	445	316	946
General and Administrative	3,612	9,913	19,864	28,998	108,166
Management fees	46,000	–	46,000	–	46,000
Professional Fees	5,520	14,300	38,180	54,691	115,368
Wages and salaries	–	3,383	–	10,330	24,652

Total Operating Expenses	58,513	27,753	110,239	104,335	310,882

Loss before Other Income (Expenses)	(58,145)	(26,750)	(109,034)	(99,301)	(303,652)

Other Income (Expenses)
Gain on settlement of debt	–	–	1,369	–	1,369
Interest expense	–	(680)	(287)	(1,541)	(2,523)

Total Other Income (Expense)	–	(680)	1,082	(1,541)	(1,154)

Net Loss	(58,145)	(27,430)	(107,952)	(100,842)	(304,806)
Net Loss per Share – Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	7,483,342	5,900,000	7,097,870	5,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine ended January 31, 2012 $	For the nine ended January 31, 2011 $	Accumulated from February 24, 2010 (Date of Inception) to January 31, 2012 $

Operating Activities

Net loss for the period	(107,952)	(100,842)	(304,806)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	445	316	946
Expenses paid by related party	(1,675)	–	105,988
Gain on settlement of debt	(1,369)	–	(1,369)
Shares issued for service	49,252	–	49,250

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	24,354	32,809	68,950

Net Cash Provided By (Used In) Operating Activities	(36,945)	(67,717)	(81,041)

Investing Activities

Purchase of property and equipment	–	(1,805)	(1,805)

Net Cash Provided by Investing Activities	–	(1,805)	(1,805)

Financing Activities

Proceeds from issuance of common shares	30,750	–	62,753
Proceeds from common stock issuable	2,000	–	2,000
Proceeds from notes payable	–	27,123	27,157
Proceeds from related party payable	2,992	28,278	2,992
Repayment on related party payable	(6,815)	–	(6,815)

Net Cash Provided by Financing Activities	28,927	55,401	88,087

Increase (Decrease) in Cash	(8,018)	(14,121)	5,241

Cash – Beginning of Period	13,259	17,305	–

Cash – End of Period	5,241	3,184	5,241

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	27,852	–	19,633

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2012, the Company has not recognized significant revenue, has a working capital deficit of $163,810, and has an accumulated deficit of $304,806. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2012 and April 30, 2011, the Company had no items representing cash equivalents.

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

g)

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2012 Net Carrying Value $	April 30, 2011 Net Carrying Value $
Computer hardware	1,805	946	859	1,304

	1,805	946	859	1,304

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4.

Notes Payable

As at January 31, 2012, the Company owed $nil (April 30, 2011 - $27,157) in notes payable.  Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at January 31, 2012, accrued interest of $nil (April 30, 2011 - $2,252) has been recorded in accounts payable and accrued liabilities.

In June and July 2011, the Company issued 392,660 common shares to settle $20,819 of notes payable and accrued interest.  A gain on settlement of debt of $1,184 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

In September 2011, the Company issued 164,378 common shares to settle $8,403 of notes payable and accrued interest. A gain on settlement of debt of $185 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

5.

Related Party Transactions

a)

As at January 31, 2012, the Company owed $70,045 (April 30, 2011 - $73,610) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at January 31, 2012, the Company owed $32,120 (April 30, 2011 - $34,053) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

h)

On January 19, 2012, the Company issued 920,000 common shares with a fair value of $46,000 to the President and Director of the Company for management fees.

i)

On January 19, 2012, the Company issued 65,000 common shares with a fair value of $3,252 to a consultant for services rendered.

j)

On January 30, 2012, the Company received share subscriptions of $2,000 for 40,000 common shares issuable.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012 $	April 30, 2011 $
Current Assets	5,241	13,259
Current Liabilities	169,051	179,416
Working Capital (Deficit)	(163,810)	(166,157)

Cash Flows

	January 31, 2012 $	January 31, 2011 $
Cash Flows from (used in) Operating Activities	(36,945)	(67,717)
Cash Flows from (used in) Investing Activities	-	(1,805)
Cash Flows from (used in) Financing Activities	28,927	55,401
Net Increase (decrease) in Cash During Period	(8,018)	(14,121)

Operating Revenues

For the nine months ended January 31, 2012, the Company earned revenues of $1,205 compared with $5,034 for the nine months ended January 31, 2011.

Operating Expenses and Net Loss

For the nine months ended January 31, 2012, the Company incurred operating expenses of $110,239 compared with $104,335 for the nine months ended January 31, 2011.  The increase of $5,904 is due to $46,000 in management fees, offset by decreases of $4,250 in consulting fees as the Company incurred less consulting services in the current period, $16,511 decrease in professional fees as the Company incurred more legal costs in the prior year for SEC reporting for its registration process, decrease of $9,134 in general and administrative costs due to limited cash flows to incur more operating expenditures, and $10,330 reduction in wages and salaries as the Company employed an office staff in the prior year.

For the nine months ended January 31, 2012, the Company had a net loss of $107,952 compared with a net loss of $100,842 for the nine months ended January 31, 2011.  In addition to operating expenses, the Company recorded interest expense of $287 and gain on settlement of debt of $1,369 during the nine months ended January 31, 2012 compared with $1,541 and $nil for the nine months ended January 31, 2011.

Liquidity and Capital Resources

As at January 31, 2012, the Company had cash of $5,241 and total assets of $6,100 compared with cash of $13,259 and total assets of $14,563 as at April 30, 2011.  The decrease in cash and total assets were attributed to use of existing cash flows to settle outstanding obligations that exceeded the amount of proceeds received from financing activities.

As at January 31, 2012, the Company had total liabilities of $169,051 compared with total liabilities of $179,416 at April 30, 2011.  The decrease in total liabilities was attributed to settlement of $29,222 of outstanding notes payable during the current period, offset by an increase in accounts payable and accrued liabilities of $22,290.

As at January 31, 2012, the Company had a working capital deficit of $163,810 compared with a working capital deficit of $166,157 as at April 30, 2011.  The decrease in working capital deficit was due to settlement of outstanding notes payable with the issuance of common shares.

Cash Flow from Operating Activities

During the period ended January 31, 2012, the Company used $36,945 of cash for operating activities compared to the use of $67,717 of cash for operating activities during the period ended January 31, 2011. The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cash Flow from Financing Activities

During the period ended January 31, 2012, the Company received $28,927 of cash from financing activities compared to $55,401 for the period ended January 31, 2011.  The change in cash flows from financing activities is attributed to proceeds from issuance of common shares during the current period compared with cash received from issuance of notes payable during the prior year.

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

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 16, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On January 19, 2012, the Company authorized the issuance of nine hundred twenty thousand (920,000) restricted shares of the Company's Common Stock to Jesse Keller, our President and Chief Executive Officer.  The shares were issued as a one-time bonus for services rendered to the Company.

On January 19, 2012, the Company authorized the issuance of sixty five thousand (65,000) restricted shares of the Company's Common Stock to Garth Roy (“Mr. Roy”) pursuant to the terms of that certain Consulting Agreement with Garth Roy dated January 16, 2012.  The Consulting Agreement was filed with the SEC on January 18, 2012, as part of our Current Report Form 8-K and is incorporated herein by this reference.

2.

Subsequent Issuances:

Other than as previously disclosed, we did not issue any unregistered securities subsequent to the quarter.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September 25, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Tolmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from M&K CPAS, PLLC dated September 19, 2011	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 21, 2012	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 21, 2012	/s/ Jesse Keller
By: Jesse Keller Its: Director