Form 10-K
period 2012-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-08-14
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54524	30-0678378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

P.O. Box 21101 Orchard Park Kelowna, B.C. Canada V1Y 9N8 (Address of principal executive offices)

(205) 864-5377
(Registrant’s Telephone Number)

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

Yes      . No   X  .

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not currently traded in the over-the-counter market or quoted on the Over-The-Counter Bulletin Board.

As of August 14, 2012, there were 8,437,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Our target customers are those consumers wishing to purchase Apps for their Apple products and third-party commercial businesses wishing to develop Apps for resale. We anticipate that we will be able to continue generating revenues from the sale of our Apps. As of April 30, 2012, we have generated $7,569 collectively from the sale of our Apps on the iTunes website. We also have a license that allows us to develop and sell accessories that are compatible with Apple’s iPod and iPhone to existing and new customers; however, no such accessories have been developed or sold to date. In addition, we are evaluating the feasibility of providing additional services, including web design, graphic design, hosting, marketing, and new business consulting focused on technology implementation. We believe that our success will depend on our ability to promote products and software consistent with the Apple. culture and image. We will also need to anticipate and respond to changing consumer demands and tastes, as well as the demands of Apple.

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

Products and Services

Currently, we develop and sell Apps for the iPhone and iPod. We have several Apps that we have created, developed and sold. Below is a short description of our current products and projects. Each of the Apps described below have been created under the direction and direct supervision of our President, Jesse Keller. We use developers on a contract or limited basis to develop the Apps. As of April 30, 2012, we have generated $7,569 in revenues from the aggregate sale of our Apps. We generate revenues through iTunes. Our Apps are displayed and sold on the iTunes website, and Apple receives the initial proceeds from the purchase of any Apps. We receive seventy percent of the proceeds Apple receives from the sale of our Apps, and Apple keeps thirty percent of the proceeds received from the sale. At the end of the month we receive a direct deposit from Apple consisting of our share of proceeds from sales of our Apps for that month, so long as the proceeds are over $150.00. If our proceeds for a particular month are under $150.00 the proceeds will carry over into the next month’s deposit.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board.  Our common stock has been quoted on the OTC Bulletin Board since October 20, 2011.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

As of August 13, 2012, the Company has not begun trading on the OTCBB.

Record Holders

As of August 13, 2012, an aggregate of 8,437,038 shares of our common stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On July 30, 2012, the Company issued 100,000 shares of its common stock to Tony and Judy Van Den Bosch in exchange for $5,000.

On August 8, 2012, the Company issued 40,000 shares of its common stock to Garth Roy in exchange for $2,000.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2012 $	April 30, 2011 $
Current Assets	8,462	13,259
Current Liabilities	204,658	179,416
Working Capital (Deficit)	(196,196)	(166,157)

Cash Flows

	April 30, 2012 $	April 30, 2011 $
Cash Flows used in Operating Activities	(33,187)	(84,255)
Cash Flows used in Investing Activities	-	(1,805)
Cash Flows from Financing Activities	28,390	82,014
Net decrease in Cash During Period	(4,797)	(4,046)

Operating Revenues

As at April 30, 2012 and 2011, the Company recorded revenues of $1,544 and 6,025, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2012, the Company recorded operating expenses of $153,041 compared with $133,141 for the year ended April 30, 2011.  The increase in operating expenses was attributed to an increase of $9,209 in professional fees relating to additional legal and accounting costs for the Company’s share issuances and SEC filings, $35,335 for stock-based compensation to the Company’s President and Director during the year, and offset by a decline of $20,494 in general and administrative costs as the Company had limited cash flows for day-to-day operations during the year.

Net loss for the year ended April 30, 2012 was $145,493 compared with $129,352 during the year ended April 30, 2011.  In addition to the increase in operating expenses, the recorded proceeds of $5,000 for the sale of a URL during the year, $1,373 gain on settlement of outstanding accounts payable, and incurred interest expense of $369.  During the year ended April 30, 2011, the Company incurred interest expense of $2,236 and the decrease in the current year is due to the fact that the outstanding notes payable were settled during the year.

Liquidity and Capital Resources

At April 30, 2012, the Company’s cash and total asset balance was $8,462 and $9,165 respectively, compared to $13,259 and $14,563 respectively, as at April 30, 2011. The decrease in the cash and asset balances were due to the fact that the Company incurred operating expenses during the year and settled the amounts through financing from related parties and issuance of common shares.

As at April 30, 2012, the Company had total liabilities of $204,658 compared with total liabilities of $179,416 as at April 30, 2011. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $61,760 relating to general operating expenses that have not been paid due to the lack of sufficient financing to settle outstanding obligations, offset by decrease of $27,157 in notes payable as the outstanding amounts were settled with the issuance of common shares during the year, and decrease of $9,361 in amounts due to related parties as amounts were repaid during the year.

During the year ended April 30, 2012, the Company issued 557,038 common shares to settle outstanding notes payable and accrued interest of $27,852, issued 955,000 common shares for proceeds of $35,751 and received an additional $2,000 in stock subscriptions, and issued 985,000 common shares for compensation and services to the President and Director of the Company with a fair value of $49,250.

As at April 30, 2012, the Company had a working capital deficit of $196,196 compared with a working capital deficit of $166,157 as at April 30, 2011.  The increase in working capital deficit was attributed to financing of operating costs with amounts from related parties and notes payable rather than equity financing.

Cashflow from Operating Activities

During the year ended April 30, 2012, the Company used $33,187 of cash for operating activities compared to the use of $84,255 of cash for operating activities during the year ended April 30, 2011. The change in net cash used in operating activities is attributed to the fact that the current year had limited amounts of cash from financing activities which limited the amount of the cash the Company had available for operating purposes.

Cashflow from Investing Activities

During the year ended April 30, 2012, the Company used $nil of cash for investing activities compared with the use of $1,805 for the purchase of property and equipment during the year ended April 30, 2011.

Cashflow from Financing Activities

During the year ended April 30, 2012, the Company received $28,390 of cash from financing activities compared to $82,014 for the year ended April 30, 2011.  During the year, the Company received $37,751 from the issuance of common shares and stock subscriptions, and $12,148 from related parties offset by repayments to related parties of $21,509.  During the year ended April 30, 2011, the Company received $12,000 from stock subscriptions, $27,157 from the issuance of notes payable which were settled by the issuance of 557,038 common shares during fiscal 2012, and $42,857 from related parties.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended April 30, 2012 and 2011

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended April 30, 2012 and 2011

Report of Independent Registered Public Accounting Firms

18-19

Consolidated Balance Sheets

20

Consolidated Statements of Operations

21

Consolidated Statements of Stockholders’ Equity

22

Consolidated Statements of Cash Flows

23

Notes to the Consolidated Financial Statements

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Appiphany Technologies Holdings Corp., as of April 30, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Appiphany Technologies Holdings Corp., as of April 30, 2011, and for the period from February 24, 2010 (inception) through April 30, 2011 were audited by other auditors whose report dated August 15, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp., as of April 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

August 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Appiphany Technologies Holdings Corp. (A Development Stage Company) as of April 30, 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended April 30, 2011 and the period from February 24, 2010 (inception) through April 30, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 15, 2011

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2012 $	April 30, 2011 $

ASSETS

Current Assets

Cash	8,462	13,259

Total Current Assets	8,462	13,259

Property and Equipment, net	703	1,304

Total Assets	9,165	14,563

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	106,356	44,596
Notes payable	–	27,157
Due to related parties	98,302	107,663

Total Liabilities	204,658	179,416

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 8,297,038 and 5,900,000 common shares, respectively

	8,397	5,900

Additional Paid-In Capital	136,457	14,101

Common Stock Issuable	2,000	12,000

Accumulated Deficit during the Development Stage	(342,347)	(196,854)

Total Stockholders’ Deficit	(195,493)	(164,853)

Total Liabilities and Stockholders’ Deficit	9,165	14,563

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	For the year ended April 30, 2012 $	For the year ended April 30, 2011 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2012 $

Revenues	1,544	6,025	7,569

	1,544	6,025	7,569

Operating Expenses

Consulting Fees	5,750	10,000	15,750
Depreciation	601	501	1,102
General and Administrative	23,490	43,984	111,792
Professional Fees	77,200	67,991	154,388
Management fees	46,000	10,665	70,652

Total Operating Expenses	153,041	133,141	353,684

Net loss before other income (expenses)	(151,497)	(127,389)	(346,115)

Other Income (Expenses)
Gain on settlement of debt	1,373	–	1,373
Interest income (expense)	(369)	(2,236)	(2,605)
Sale of URL	5,000	–	5,000

Net Loss	(145,493)	(129,352)	(342,347)
Net Loss per Share – Basic and Diluted	(0.02)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	7,392,747	5,900,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

From June 4, 2009 (Date of Inception) to April 30, 2012

(Expressed in US dollars)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance – June 4, 2009 (Date of Inception)

Founders shares for cash at $0.001 per share	5,500,000	5,500	(5,500)	–	–	–

Common stock issued for cash at $0.05 per share	400,000	400	19,601	–	–	20,001

Net loss for the period	–	–	–	–	(67,502)	(67,502)
	–	–
Balance – April 30, 2010	5,900,000	5,900	14,101	–	(67,502)	(47,501)

Proceeds from common stock issuable	–	–	–	12,000	–	12,000

Net loss for the year	–	–	–	–	(129,352)	(129,352)

Balance – April 30, 2011	5,900,000	5,900	14,101	12,000	(196,854)	(164,853)

Issuance of common stock for cash	955,000	955	46,796	(12,000)	–	35,751

Issuance of common shares to settle debt	557,038	557	27,295	–	–	27,852

Issuance of common shares for services	985,000	985	48,265	–	–	49,250

Proceeds from common stock issuable	–	–	–	2,000	–	2,000

Net loss for the year	–	–	–	–	(145,493)	(145,493)

Balance – April 30, 2012	8,297,038	8,397	136,457	2,000	(342,347)	(195,493)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cash flow

(Expressed in US dollars)

	For the year ended April 30, 2012 $	For the year ended April 30, 2011 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2012 $

Operating Activities

Net loss for the period	(145,493) )	(129,352)	(342,347)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	601	501	1,102
Shares issued for services	49,250	–	49,250
Gain on settlement of debt	(1,369)	–	(1,369)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	63,824	44,596	108,420

Net Cash Provided By (Used In) Operating Activities	(33,187)	(84,255)	(184,944)

Investing Activities

Purchase of property and equipment	–	(1,805)	(1,805)

Net Cash Provided by Investing Activities	–	(1,805)	(1,805)

Financing Activities

Proceeds from issuance of common shares	37,751	12,000	69,752
Proceeds from notes payable	–	27,157	27,157
Proceeds from related party	12,148	42,857	119,811
Repayment of proceeds from related party	(21,509)	–	(21,509)

Net Cash Provided by Financing Activities	28,390	82,014	195,211

Increase (Decrease) in Cash	(4,797)	(4,046)	8,462

Cash – Beginning of Period	13,259	17,305	–

Cash – End of Period	8,462	13,259	8,462

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Shares issued to settle debt	27,157	–	27,157

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 4, 2009. The Company is a development stage company as defined by FASB guidelines. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2012, the Company has not recognized significant revenue, has a working capital deficit of $196,196, and has an accumulated deficit of $342,347. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts which are federally insured up to limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended April 30, 2012 and 2011.

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of April 30, 2012 and 2011, the Company did not have any potentially dilutive shares.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2012 and, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2012 Net Carrying Value $	April 30, 2011 Net Carrying Value $
Computer hardware	1,805	(1,102)	703	1,304

	1,805	(1,102)	703	1,304

4.

Notes Payable

In June and July 2011, the Company issued 392,660 common shares to settle $20,818 of notes payable and accrued interest.  A gain on settlement of debt of $1,186 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

In September 2011, the Company issued 164,378 common shares to settle $8,403 of notes payable and accrued interest. A gain on settlement of debt of $185 was recorded based on the difference between the fair market value of the shares issued on the date of issuance and the face value of the debt extinguished.

As at April 30, 2012, the Company owed $nil (2011 - $27,157) in notes payable.  Under the terms of the notes, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at April 30, 2012, accrued interest of $nil (2011 - $2,252) has been recorded in accounts payable and accrued liabilities.

5.

Related Party Transactions

a)

As at April 30, 2012, the Company owed $65,700 (2011 - $73,630) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at April 30, 2012, the Company owed $32,602 (2011 - $34,033) to a former director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

i)

On January 19, 2012, the Company issued 65,000 common shares with a fair value of $3,250 to a consultant for services rendered.

j)

On January 30, 2012, the Company received share subscriptions of $2,000 for 40,000 common shares issuable.

k)

On February 1, 2012, the Company received share subscriptions of $5,000 for 100,000 common shares issuable.

7.

Income Taxes

The Company has $343,115 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2012 and 2011 as a result of the following:

	2012 $	2011 $

Net loss before taxes	(145,493)	(129,352)
Statutory rate	33.1%	26.7%

Computed expected tax recovery	48,012	34,567
Permanent differences and other	12,649	–
Change in valuation allowance	(60,661)	(34,567)

Income tax provision	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at April 30, 2012 and 2011 after applying enacted corporate income tax rates are as follows:

	2012 $	2011 $

Net operating losses carried forward	113,236	52,575

Total gross deferred income tax assets	113,236	52,575
Valuation allowance	(113,236)	(52,575)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2012, the Company has no uncertain tax positions.

8.

Subsequent Events

During August 2012, the Company issued 40,000 shares of the Company’s common stock for $2,000 received in January 2012.

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

(The accompanying notes are an integral part of these consolidated financial statements)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Jesse Keller	33	President, CEO, CFO, Treasurer, Secretary and Director	February 23, 2010

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

Identification of Significant Employees

We have three full-time employees, including our President, and two part-time employees. We use consultants and independent contractors on a case-to-case basis. We use developers on a contract or limited basis to develop code for the Apps. As such developers are hired on an “as-needed” basis, we do not have agreements in place with the developers, nor do we plan on entering into agreements with the developers. In the future, we intend on having a team of in-house developers who are employees of the Company.

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2012 and 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jesse Keller (1) President, CEO, Director	2012	-0-	$46,000(3)	-0-	-0-	-0-	-0-	-0-	$46,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-nil-	-0-
Jonas Klippenstein (2) Former Secretary and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(3)

On January 19, 2012, the Company issued 920,000 common shares with a fair value of $46,000 to the President and Director of the Company as a bonus for services rendered. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2012.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 13, 2012 by:  (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of August 13, 2012, we had 8,437,038 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jesse Keller (3) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	3,420,000	40.54%
All Officers and Directors as a Group (1 Person)	Common	3,420,000	40.54%
Ian Jonas Klippenstein (4) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	2,500,000	29.63%
Garth Roy 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	605,000	7.17%

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

(2)

Based on 8,437,038 issued and outstanding shares of common stock as of August 13, 2012.

(3)

Jesse Keller is the Company’s sole officer and director. His beneficial ownership includes 3,420,000 common shares.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at April 30, 2012, the Company owed $65,700 (2011 - $73,630) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2012, the Company owed $32,602 (2011 - $34,033) to a former director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit fees	$7,500	$10,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended April 30, 2012, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2012.

During the fiscal year ended April 30, 2011, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement between Appiphany Technologies Holdings Corp. and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Polmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

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

Dated:  August 14, 2012

/s/ Jesse Keller

By: Jesse Keller

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  August 14, 2012

/s/ Jesse Keller

Jesse Keller - Director