Form 10-Q
period 2012-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-09-19
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 19, 2012, there were 8,437,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Three Months Ended July 31, 2012

Consolidated Balance Sheets

5

Consolidated Statements of Operations

6

Consolidated Statements of Cash Flows

7

Notes to the Consolidated Financial Statements

8

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2012 $	April 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	2,374	8,462

Total Current Assets	2,374	8,462

Property and Equipment, net	550	703

Total Assets	2,924	9,165

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	79,276	106,356
Due to related parties	92,631	98,302

Total Liabilities	171,907	204,658

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 8,397,038 common shares	8,397	8,397

Additional Paid-In Capital	136,457	136,457

Common Stock Issuable	2,000	2,000

Accumulated Deficit during the Development Stage	(315,837)	(342,347)

Total Stockholders’ Deficit	(168,983)	(195,493)

Total Liabilities and Stockholders’ Deficit	2,924	9,165

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2012 $	For the three months ended July 31, 2011 $	Accumulated from June 4 2009 (Date of Inception) to July 31, 2012 $

Revenues	237	380	7,806

	237	380	7,806

Operating Expenses

Consulting Fees	–	2,500	15,750
Depreciation	153	159	1,255
Foreign exchange (gain) loss	(1,244)	(1,068)	226
General and Administrative	238	11,007	110,560
Management Fees	–	–	70,652
Professional Fees	14,580	18,140	168,968

Total Operating Expenses	13,727	30,738	367,411

Net loss before other income	(13,490)	(30,358)	(359,605)

Other Income (Expenses)
Gain on settlement of debt	40,000	1,211	41,373
Interest expense	–	(236)	(2,605)
Sale of URL	–	–	5,000

Net Income (Loss)	26,510	(29,383)	(315,837)
Net Loss per Share – Basic and Diluted	–	–	-
Weighted Average Shares Outstanding – Basic and Diluted	8,397,038	6,346,000

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2012 $	For the three months ended July 31, 2011 $	Accumulated from June 4, 2009 (Date of Inception) to July 31, 2012 $
Operating Activities

Net income (loss) for the period	26,510	(29,383)	(315,837)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	153	159	1,255
Shares issued for services	–	–	49,250
Gain on settlement of debt	(40,000)	(1,211)	(41,369)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,920	9,576	121,340
Due to related parties	–	1,789	–

Net Cash Used In Operating Activities	(417)	(19,070)	(185,361)

Investing Activities
Purchase of property and equipment	–	–	(1,805)

Net Cash Provided by Investing Activities	–	–	(1,805)

Financing Activities
Proceeds from issuance of common shares	–	22,750	69,752
Proceeds from common stock issuable	–	1,000	–
Proceeds from notes payable	–	–	27,157
Proceeds from related party	–	–	119,811
Repayment of proceeds from related party	(5,671)	–	(27,180)

Net Cash Provided by (Used In) Financing Activities	(5,671)	23,750	189,540

Increase (Decrease) in Cash	(6,088)	4,680	2,374
Cash – Beginning of Period	8,462	13,259	–
Cash – End of Period	2,374	17,939	2,374

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Shares issued for founders shares	–	–	5,500
Shares issued to settle debt	–	19,633	27,157

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2012, the Company has not recognized significant revenue, has a working capital deficit of $169,533, and has an accumulated deficit of $315,837. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2012 and 2011, the Company had no items representing cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2012 and, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2012 Net Carrying Value $ (unaudited)	April 30, 2012 Net Carrying Value $
Computer hardware	1,805	1,255	550	703

4.

Related Party Transactions

a)

As at July 31, 2012, the Company owed $60,466 (April 30, 2012 - $65,700) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at July 31, 2012, the Company owed $32,165 (April 30, 2012 - $32,602) to a director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

During August 2012, the Company issued 40,000 common shares at $0.05 per share for $2,000, which was received as at July 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2012 $	April 30, 2012 $
Current Assets	2,374	8,462
Current Liabilities	171,907	204,658
Working Capital (Deficit)	(169,533)	(196,196)

Cash Flows

	Three months ended July 31, 2012 $	Three months ended July 31, 2011 $
Cash Flows used in Operating Activities	(417)	(19,070)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(5,671)	23,750
Net Increase (decrease) in Cash During Period	(6,088)	4,680

Operating Revenues

For the three months ended July 31, 2012, the Company earned revenues of $237 compared with $380 for the three months ended July 31, 2011.

Operating Expenses and Net Loss

For the three months ended July 31, 2012, the Company incurred operating expenses of $13,727 compared with $30,738 for the three months ended July 31, 2011.  The decrease in operating expenses of $17,011 is attributed to a decrease of $10,769 in general and administrative expenses as the Company had limited cash flow for day-to-day operations, $2,500 in consulting fees as the Company did not incur any consulting costs during the current year, and $3,560 in professional fees as the Company did not issue any financing during the current period and required less legal and due diligence service compared to prior year.

For the three months ended July 31, 2012, the Company had a net income of $26,510 compared with a net loss of $29,383 for the three months ended July 31, 2011.  In addition to operating expenses, the Company recorded a gain on settlement of debt of $40,000 during the three months ended July 31, 2012 for the settlement of outstanding legal expenses that were incurred from previous periods.

For the three months ended July 31, 2012 and 2011, the Company had a loss per share of $nil.

Liquidity and Capital Resources

As at July 31, 2012, the Company had cash and total assets of $2,924 compared with $9,165 at April 30, 2012.  The decrease in cash and total assets was due to the Company’s use of cash during the period, as no new proceeds from financing was received by the Company during the period.

As at July 31, 2012, the Company had total liabilities of $171,907 compared with total liabilities of $204,658 at April 30, 2012.  The decrease in total liabilities was attributed to settlement of $40,000 in outstanding legal fees, offset by the repayment of amounts to related parties during the period.

As at July 31, 2012, the Company had a working capital deficit of $169,533 compared with a working capital deficit of $196,196 as at April 30, 2012.  The decrease in working capital deficit was due to settlement of outstanding notes payable with the issuance of common shares.

Cash Flow from Operating Activities

During the period ended July 31, 2012, the Company used cash of $417 for operating activities compared to the use of $19,070 of cash for operating activities during the period ended July 31, 2011. The change in net cash used in operating activities is attributed to the fact that the Company had limited cash flows and did not raise any new financing during the period.

Cash Flow from Financing Activities

During the period ended July 31, 2012, the Company used $5,671 of cash from financing activities compared to receiving $23,750 for the period ended July 31, 2011.  During the current year, the Company did not raise any new financing whereas the Company raised $23,750 from the issuance of common shares during the three months ended July 31, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 14, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

Other than as previously disclosed, we did not issue any unregistered securities during the quarter.

2.

Subsequent Issuances:

During August 2012, the Company issued 40,000 shares of the Company’s common stock for $2,000 received as at July 31, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 19, 2012		/s/ Jesse Keller
	By:	Jesse Keller
	Its:	President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2012
/s/ Jesse Keller
	By: Its:	Jesse Keller Director