Form 10-Q/A
period 2012-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-10-15
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(Not required) Yes      . No   X  .

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Appiphany Technologies Holdings Corp. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 19, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: October 15, 2012	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ Jesse Keller
By: Jesse Keller Its: Director

4