Form 10-Q
period 2012-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-12-19
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes      . No   X  .

As of December 12, 2012, there were 9,537,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Six Months Ended October 31, 2012

Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2012 $	April 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	11	8,462

Total Current Assets	11	8,462

Property and Equipment, net	392	703

Total Assets	403	9,165

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	89,730	106,356
Due to related parties	93,062	98,302

Total Liabilities	182,792	204,658

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 8,437,038 and 8,397,038 common shares, respectively

	8,437	8,397

Additional Paid-In Capital	138,417	136,457

Common Stock Issuable	–	2,000

Accumulated Deficit during the Development Stage	(329,243)	(342,347)

Total Stockholders’ Deficit	(182,389)	(195,493)

Total Liabilities and Stockholders’ Deficit	403	9,165

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2012 $	For the three months ended October 31, 2011 $	For the six months ended October 31, 2012 $	For the six months ended October 31, 2011 $	Accumulated from February 24, 2010 (Date of Inception) to October 31, 2012 $

Revenues	152	457	389	837	7,958

	152	457	389	837	7,958

Operating Expenses

Consulting Fees	–	–	–	2,500	15,750
Depreciation	153	155	306	314	1,408
Foreign exchange (gain) loss	256	(3,846)	(988)	(4,914)	482
General and Administrative	1,069	10,159	1,307	21,166	111,629
Management Fees	–	–	–	–	70,652
Professional Fees	12,080	14,520	26,660	32,660	181,048

Total Operating Expenses	13,558	20,988	27,285	51,726	380,969

Net loss before other income (expenses)	(13,406)	(20,531)	(26,896)	(50,889)	(373,011)

Other Income (Expenses)
Gain on settlement of debt	–	158	40,000	1,369	41,373
Interest income (expense)	–	(51)	–	(287)	(2,605)
Sale of URL	–	–	–	–	5,000

Net Income (Loss)	(13,406)	(20,424)	13,104	(49,807)	(329,243)
Net Income (Loss) per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	8,433,597	6,155,882	8,418,777	6,644,889

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2012 $	For the six months ended October 31, 2011 $	Accumulated from February 24, 2010 (Date of Inception) to October 31, 2012 $

Operating Activities

Net income (loss) for the period	13,104	(49,807)	(329,243)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	311	289	1,413
Shares issued for services	–	(742)	49,250
Gain on settlement of debt	(40,000)	(1,369)	(41,369)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	23,374	21,325	131,794

Net Cash Used In Operating Activities	(3,211)	(30,304)	(188,155)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used inInvesting Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	30,751	69,752
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	200	3,000	120,011
Repayment on related party payable	(5,440)	(6,221)	(26,949)

Net Cash Provided by (Used in) Financing Activities	(5,240)	27,530	189,971

Increase (Decrease) in Cash	(8,451)	(2,774)	11

Cash – Beginning of Period	8,462	13,259	–

Cash – End of Period	11	10,485	11

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	–	27,852	27,157

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2012, the Company has not recognized significant revenue, has a working capital deficit of $182,781, and has an accumulated deficit of $329,243. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2012 and 2011, the Company had no items representing cash equivalents.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2012 and, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

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

i)

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2012 Net Carrying Value $ (unaudited)	April 30, 2012 Net Carrying Value $
Computer hardware	1,805	1,413	392	703

	1,805	1,413	392	703

4.

Related Party Transactions

a)

As at October 31, 2012, the Company owed $60,820 (April 30, 2012 - $65,700) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at October 31, 2012, the Company owed $32,242 (April 30, 2012 - $32,602) to a former director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Common Shares

On August 8, 2012, the Company issued 40,000 common shares at $0.05 per share for proceeds of $2,000, which was received as at April 30, 2012.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2012 other than the following:

a)

On November 9, 2012, the Company entered into a consulting agreement with a non-related party for consulting services.  Under the terms of the agreement, the Company will issue 800,000 common shares, which were issued on November 14, 2012.

b)

On November 27, 2012, the Company entered into a consulting agreement with a non-related party for consulting services.  Under the terms of the agreement, the Company will issue 300,000 common shares, which were issued on November 27, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2012 $	April 30, 2012 $
Current Assets	11	8,462
Current Liabilities	182,792	204,658
Working Capital (Deficit)	(182,781)	(196,196)

Cash Flows

	October 31, 2012 $	October 31, 2011 $
Cash Flows from (used in) Operating Activities	(3,211)	(30,304)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(5,240)	27,530
Net Increase (decrease) in Cash During Period	(8,451)	(2,774)

Operating Revenues

For the six months ended October 31, 2012, the Company earned revenues of $389 compared with $837 for the six months ended October 31, 2011.

Operating Expenses and Net Loss

For the six months ended October 31, 2012, the Company incurred operating expenses of $27,285 compared with $51,726 for the six months ended October 31, 2011.  The decrease of $24,441 is due to lower general and administrative costs of $19,859 as the Company had limited cash flows for operating activities, as well as $6,000 decrease in professional fees as the Company limited the amounts of legal services required.

For the six months ended October 31, 2012, the Company had a net income of $13,104 compared with a net loss of $49,807 for the six months ended October 31, 2011.  In addition to the decrease in operating expenses, the Company recorded a gain on settlement of debt of $40,000 relating to the settlement of outstanding legal fees owed during the current year.

Liquidity and Capital Resources

As at October 31, 2012, the Company had cash of $11 and total assets of $403 compared with cash of $8,462 and total assets of $9,165 as at April 30, 2012.  The decrease in cash and total assets were attributed to use of existing cash flows to settle outstanding obligations that exceeded the amount of proceeds received from financing activities and the amortization of existing property and equipment.

As at October 31, 2012, the Company had total liabilities of $182,792 compared with total liabilities of $204,658 at April 30, 2012.  The decrease in total liabilities was attributed to decrease of $16,626 due to settlement of legal fees during the period , and a decrease of $5,240 in amounts owing to related parties.

As at October 31, 2012, the Company had a working capital deficit of $182,781 compared with a working capital deficit of $196,196 as at April 30, 2012.  The decrease in working capital deficit was due to settlement of professional fees owed during the period.

Cash Flow from Operating Activities

During the period ended October 31, 2012, the Company used $3,211 of cash for operating activities compared to the use of $30,304 of cash for operating activities during the period ended October 31, 2011. The decrease in net cash used for operating activities was due to the fact that the Company had limited cash flows during the year.

Cash Flow from Financing Activities

During the period ended October 31, 2012, the Company used $5,240 of cash from financing activities compared to proceeds of $27,530 for the period ended October 31, 2011.  During the current period, the Company had limited amounts of cash flow and repaid amounts owed to related parties whereas in the prior year, the Company raised $30,751 in proceeds from the issuance of common shares and had net repayments of $3,221 to related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 14, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
4.01	2012 Equity Incentive Plan	Filed with the SEC on November 9, 2012 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September 25, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Tolmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between the Company and Brian D. Jones dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between the Company and Jon Trump dated November 27, 2012	Filed with the SEC on November 29, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from M&K CPAS, PLLC dated September 19, 2011	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 19, 2012	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 19, 2012	/s/ Jesse Keller
By: Jesse Keller Its: Director