Form 10-Q/A
period 2012-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2012-12-21
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Appiphany Technologies Holdings Corp. (the “Company”) on Form 10-Q for the quarterly period ended October 31, 2012, filed with the Securities and Exchange Commission on December 19, 2012 (the “Form 10-Q”), is to: (a) make two minor changes to the Condensed Consolidated Statements of Cashflows; and (b) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.*

TABLE OF CONTENTS		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1 1
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	1 3
ITEM 4.	CONTROLS AND PROCEDURES	1 3

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	1 4
ITEM 1A.	RISK FACTORS	1 4
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	1 4
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	1 4
ITEM 4.	MINE SAFETY DISCLOSURES	1 4
ITEM 5.	OTHER INFORMATION	1 4
ITEM 6.	EXHIBITS	1 5

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q /A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Appiphany Technologies Holdings Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “APHD”, “we”, “us” and “our” are references to Appiphany Technologies Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Six Months Ended October 31, 2012

Condensed Consolidated Balance Sheets (unaudited)	5
Condensed Consolidated Statements of Operations (unaudited)	6
Condensed Consolidated Statements of Cash Flows (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow s

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2012 $	For the six months ended October 31, 2011 $	Accumulated from February 24, 2010 (Date of Inception) to October 31, 2012 $

Operating Activities

Net income (loss) for the period	13,104	(49,807)	(329,243)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	311	289	1,413
Shares issued for services	–	(742)	49,250
Gain on settlement of debt	(40,000)	(1,369)	(41,3 73 )

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	23,374	21,325	131,79 8

Net Cash Used In Operating Activities	(3,211)	(30,304)	(188,155)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used inInvesting Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	30,751	69,752
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	200	3,000	120,011
Repayment on related party payable	(5,440)	(6,221)	(26,949)

Net Cash Provided by (Used in) Financing Activities	(5,240)	27,530	189,971

Increase (Decrease) in Cash	(8,451)	(2,774)	11

Cash – Beginning of Period	8,462	13,259	–

Cash – End of Period	11	10,485	11

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	–	27,852	27,157

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 21 , 2012	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 21 , 2012	/s/ Jesse Keller
By: Jesse Keller Its: Director