Form 10-Q
period 2013-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2013-03-22
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes      . No  X .

As of March 19, 2013, there were 9,837,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Nine Months Ended January 31, 2013

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to the Condensed Consolidated Financial Statements	7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2013 $	April 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	72	8,462
Prepaid expense	7,802	–

Total Current Assets	7,874	8,462

Property and equipment, net	295	703

Total Assets	8,169	9,165

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	101,573	106,356
Due to related parties	93,226	98,302

Total Liabilities	194,799	204,658

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 9,537,038 and 8,397,038 common shares, respectively	9,537	8,397

Additional paid-in capital	192,317	136,457

Common stock issuable	–	2,000

Accumulated deficit during the development stage	(388,484)	(342,347)

Total Stockholders’ Deficit	(186,630)	(195,493)

Total Liabilities and Stockholders’ Deficit	8,169	9,165

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2013 $	For the three months ended January 31, 2012 $	For the nine months ended January 31, 2013 $	For the nine months ended January 31, 2012 $	Accumulated from February 24, 2010 (Date of Inception) to January 31, 2013 $

Revenues	185	368	574	1,205	8,143

	185	368	574	1,205	8,143

Operating Expenses

Consulting fees	47,198	3,250	47,198	5,750	62,948
Depreciation	145	131	451	445	1,553
General and administrative	710	3,612	1,029	19,864	112,821
Management fees	–	46,000	–	46,000	70,652
Professional fees	11,373	5,520	38,033	38,180	192,421

Total Operating Expenses	59,426	58,513	86,711	110,239	440,395

Net loss before other expenses	(59,241)	(58,145)	(86,137)	(109,034)	(432,252)

Other Income (Expenses)
Gain on settlement of debt	–	–	40,000	1,369	41,369
Interest income (expense)	–	–	–	(287)	(2,601)
Sale of URL	–	–	–	–	5,000

Net Loss	(59,241)	(58,145)	(46,137)	(107,952)	(388,484)
Net Loss Per Share – Basic and Diluted	–	(0.01)	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	9,382,690	7,483,342	8,737,908	7,097,870

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2013 $	For the nine months ended January 31, 2012 $	Accumulated from February 24, 2010 (Date of Inception) to January 31, 2013 $

Operating Activities

Net loss for the period	(46,137)	(107,952)	(388,484)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	408	445	1,510
Common stock issued for services	55,000	49,252	104,250
Gain on settlement of debt	(40,000)	(1,369)	(41,369)

Changes in operating assets and liabilities:

Prepaid expense	(7,802)	–	(7,802)
Accounts payable and accrued liabilities	35,217	24,354	143,637

Net Cash Used In Operating Activities	(3,314)	(35,270)	(188,258)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used in Investing Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	30,750	69,752
Proceeds from common stock issuable	–	2,000	–
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	200	1,317	120,011
Repayment on related party payable	(5,276)	(6,815)	(26,785)

Net Cash Provided by (Used in) Financing Activities	(5,076)	27,252	190,135

Increase (Decrease) in Cash	(8,390)	(8,018)	72

Cash – Beginning of Period	8,462	13,259	–

Cash – End of Period	72	5,241	72

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	–	27,852	27,157
Common stock issued for stock subscriptions payable	2,000	–	2,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2013, the Company has not recognized significant revenue, has a working capital deficit of $186,925, and has an accumulated deficit of $388,484. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2013 and April 30, 2012, the Company had no items representing cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of January 31, 2013, the Company did not have any potentially dilutive shares outstanding.

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

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2013 Net Carrying Value $ (unaudited)	April 30, 2012 Net Carrying Value $
Computer hardware	1,805	1,510	295	703

	1,805	1,510	295	703

4.

Related Party Transactions

a)

As at January 31, 2013, the Company owed $60,929 (April 30, 2012 - $65,700) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at January 31, 2013, the Company owed $32,297 (April 30, 2012 - $32,602) to a former director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

5.

Common Shares

a)

On August 8, 2012, the Company issued 40,000 common shares at $0.05 per share for proceeds of $2,000.

b)

On November 16, 2012, the Company issued 800,000 common shares with a fair value of $40,000 to a consultant for services rendered.

c)

On November 27, 2012, the Company issued 300,000 common shares with a fair value of $15,000 to a consultant for services rendered.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2013 other than the following:

a)

On March 1, 2013, the Company entered into a consulting agreement with a non-related party for consulting services. Under the terms of the agreement, the Company will issue 300,000 common shares, with a fair value of $45,000, which were issued March 1, 2013.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2013 $	April 30, 2012 $
Current Assets	7,874	8,462
Current Liabilities	194,799	204,658
Working Capital (Deficit)	(186,925)	(196,196)

Cash Flows

	January 31, 2013 $	January 31, 2012 $
Cash Flows used in Operating Activities	(3,314)	(35,270)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(5,076)	27,252
Net decrease in Cash During Period	(8,390)	(8,018)

Operating Revenues

For the nine months ended January 31, 2013, the Company earned revenues of $574 compared with $1,205 for the nine months ended January 31, 2012.

Operating Expenses and Net Loss

For the nine months ended January 31, 2013, the Company incurred operating expenses of $86,711 compared with $110,239 for the nine months ended January 31, 2012.  The decrease of $23,528 is due to lower general and administrative costs of $18,835 as the Company had limited cash flows for operating activities, as well as $46,000 decrease in management fees as the Company did not incur any management fees during the year.  The decrease is offset by increases in consulting fees of $41,448 as the Company used consultants rather than management for services during the year.

For the nine months ended January 31, 2013, the Company had a net loss of $46,137 compared with a net loss of $107,952 for the nine months ended January 31, 2012.  In addition to the decrease in operating expenses, the Company recorded a gain on settlement of debt of $40,000 relating to the settlement of outstanding legal fees owed during the current year.

Liquidity and Capital Resources

As at January 31, 2013, the Company had cash of $72 and total assets of $8,169 compared with cash of $8,462 and total assets of $9,165 as at April 30, 2012.  The decrease in cash and total assets were attributed to use of existing cash flows to settle outstanding obligations that exceeded the amount of proceeds received from financing activities and the amortization of existing property and equipment.

As at January 31, 2013, the Company had total liabilities of $194,799 compared with total liabilities of $204,658 at April 30, 2012.  The decrease in total liabilities was attributed to a decrease of $4,783 in accounts payable and accrued liabilities, and a decrease of $5,076 in amounts owing to related parties.

As at January 31, 2013, the Company had a working capital deficit of $186,925 compared with a working capital deficit of $196,196 as at April 30, 2012.  The decrease in working capital deficit was due to settlement of professional fees owed during the period.

Cash Flow from Operating Activities

During the period ended January 31, 2013, the Company used $3,314 of cash for operating activities compared to the use of $35,270 of cash for operating activities during the period ended January 31, 2012. The decrease in net cash used for operating activities was due to the fact that the Company had limited cash flows during the year.

Cash Flow from Financing Activities

During the period ended January 31, 2013, the Company used $5,076 of cash from financing activities compared to proceeds of $27,252 for the period ended January 31, 2012.  During the current period, the Company had limited amounts of cash flow and repaid amounts owed to related parties whereas in the prior year, the Company raised $30,750 in proceeds from the issuance of common shares and had net repayments of $6,815 to related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 14, 2012 and the Amendment to the Form 10-K filed with the SEC on September 12, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
4.01	2012 Equity Incentive Plan	Filed with the SEC on November 9, 2012 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September 25, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Tolmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between the Company and Brian D. Jones dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between the Company and Jon Trump dated November 27, 2012	Filed with the SEC on November 29, 2012 as part of our Current Report on Form 8-K.
10.11	Consulting Agreement between the Company and Jon Trump dated March 1, 2013	Filed with the SEC on March 5, 2013 as part of our Current Report on Form 8-K.
16.01	Letter from M&K CPAS, PLLC dated September 19, 2011	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 22, 2013	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 22, 2013	/s/ Jesse Keller
By: Jesse Keller Its: Director