Form 10-K
period 2013-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2013-08-08
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

 FORM 10-K

______________

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

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

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2013 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of August 6, 2013, there were 9,837,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

Actions taken or omitted to be taken by third parties including ourcompetitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

Our target customers are those consumers wishing to purchase Apps for their Apple products and third-party commercial businesses wishing to develop Apps for resale. We anticipate that we will be able to continue generating revenues from the sale of our Apps. As of April 30, 2013, we have generated $8,258 collectively from the sale of our Apps on the iTunes website. We also have a license that allows us to develop and sell accessories that are compatible with Apple’s iPod and iPhone to existing and new customers; however, no such accessories have been developed or sold to date. In addition, we are evaluating the feasibility of providing additional services, including web design, graphic design, hosting, marketing, and new business consulting focused on technology implementation. We believe that our success will depend on our ability to promote products and software consistent with the Apple culture and image. We will also need to anticipate and respond to changing consumer demands and tastes, as well as the demands of Apple.

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

Products and Services

Currently, we develop and sell Apps for the iPhone and iPod. We have several Apps that we have created, developed and sold. Below is a short description of our current products and projects. Each of the Apps described below have been created under the direction and direct supervision of our President, Jesse Keller. We use developers on a contract or limited basis to develop the Apps. As of April 30, 2013, we have generated $8,258 in revenues from the aggregate sale of our Apps. We generate revenues through iTunes. Our Apps are displayed and sold on the iTunes website, and Apple receives the initial proceeds from the purchase of any Apps. We receive seventy percent of the proceeds Apple receives from the sale of our Apps, and Apple keeps thirty percent of the proceeds received from the sale. At the end of the month we receive a direct deposit from Apple consisting of our share of proceeds from sales of our Apps for that month, so long as the proceeds are over $150.00. If our proceeds for a particular month are under $150.00 the proceeds will carry over into the next month’s deposit.

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

The Penny Stock App

We developed the Penny Stock App to provide the most advanced penny stock alert service in the world. The Penny Stock App is available in iTunes store for $1.99.  The App was designed to bridge all types of investors to take advantage of increased trade volume of the featured stock. The App features dynamically generated stock data direct from the markets including the bid and ask current price, percentage gain, volume, 6-month chart and more. For more information go to www.pennystockapp.com or follow them at Twitter.com/pennystockapp.

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

250hosting.com*beta

While not directly related to our main business, 250 Hosting is a panel clustered server environment that allows us to resell hosting packages for an affordable price. The site was designed using WHMCS. WHMCS is an all-in-one client management, billing & support solution for online businesses. It handles everything from sign-up to termination, with automated billing, provisioning & management. This is a perfect complement to any technologies company.  For more information about 250 Hosting please visit the web site: http://www.whmcs.com/.

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

We began trading on the OTCBB in December 2012.  The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for 2013 and 2012 based on our fiscal year end April 30.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter (May 1, 2012 – Jul. 31, 2012)	N/A	N/A
Second Quarter (Aug. 1, 2012 – Oct. 31, 2012)	N/A	N/A
Third Quarter (Nov. 1, 2012 – Jan. 31, 2013)	0.500	0.150
Fourth Quarter (Feb. 1, 2013 – Apr. 30, 2013)	0.250	0.150

 Record Holders

As of August 6, 2013, an aggregate of 9,837,038 shares of our common stock were issued and outstanding and were owned by approximately 30 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On July 30, 2012, the Company issued 100,000 shares of its common stock at $0.05 per share for proceeds of $5,000.

On August 8, 2012, the Company issued 40,000 shares of its common stock at $0.05 per share for proceeds of $2,000.

On November 16, 2012, the Company issued 800,000 common shares with a fair value of $40,000 to a consultant for services rendered.

On November 27, 2012, the Company issued 300,000 common shares with a fair value of $15,000 to a consultant for services rendered.

On March 4, 2013, the Company issued 300,000 common shares with a fair value of $45,000 to a consultant for services to be rendered.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 9, 2012, the Company registered on Form S-8 the 2012 Equity Incentive Plan, under which the Company is authorized to issue up to two million (2,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2013 $	April 30, 2012 $
Current Assets	22,798	8,462
Current Liabilities	239,388	204,658
Working Capital (Deficit)	(216,590)	(196,196)

Cash Flows

	April 30, 2013 $	April 30, 2012 $
Cash Flows used in Operating Activities	(3,274)	(33,187)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	(5,076)	28,390
Net decrease in Cash During Period	(8,350)	(4,797)

Operating Revenues

As at April 30, 2013 and 2012, the Company recorded revenues of $689 and $1,544, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2013, the Company recorded operating expenses of $161,528 compared with $153,041 for the year ended April 30, 2012.  The increase in operating expenses was attributed to an increase of $71,564 for stock based compensation to consultants, offset by a decline of $10,078 in general and administrative costs, a decline of $30,927 in professional fees and a decline of $22,000 in management fees as the Company had limited cash flows for day-to-day operations during the year.

Net loss for the year ended April 30, 2013 was $120,839 compared with $145,493 during the year ended April 30, 2012.  In addition to the increase in operating expenses, the Company recorded a $40,000 gain on settlement of outstanding accounts payable.  The Company recorded a loss per share of $0.01 for the year ended April 30, 2013 compared with a loss per share of $0.02 for the year ended April 30, 2012.

Liquidity and Capital Resources

At April 30, 2013, the Company’s cash and total asset balance was $112 and $23,056 respectively, compared to $8,462 and $9,165 respectively, as at April 30, 2012. The decrease in the cash balance and increase in total asset balance was due to the fact that the Company incurred operating expenses during the year and prepaid consulting fees with stock-based compensation.

As at April 30, 2013, the Company had total liabilities of $239,388 compared with total liabilities of $204,658 as at April 30, 2012. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $16,693 relating to general operating expenses that have not been paid due to the lack of sufficient financing to settle outstanding obligations, and by an increase in accrued compensation of $24,000 to management.

During the year ended April 30, 2013, the Company issued 40,000 common shares for proceeds of $2,000 and issued 1,400,000 common shares for compensation to consultants of the Company with a fair value of $100,000.

As at April 30, 2013, the Company had a working capital deficit of $216,590 compared with a working capital deficit of $196,196 as at April 30, 2012.  The decrease in working capital deficit was attributed to an increase in accounts payable and accrued compensation.

Cashflows from Operating Activities

During the year ended April 30, 2013, the Company used $3,274 of cash for operating activities compared to the use of $33,187 of cash for operating activities during the year ended April 30, 2012. The change in net cash used in operating activities is attributed to the fact that the current year had limited amounts of cash from financing activities which limited the amount of the cash the Company had available for operating purposes.

Cashflows from Investing Activities

During the years ended April 30, 2013 and April 30, 2012 the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended April 30, 2013, the Company used $5,076 of cash from financing activities compared to proceeds received of $28,390 for the year ended April 30, 2012.  During the year, the Company received $200 from related parties offset by repayments to related parties of $5,276.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended April 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to the Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appiphany Technologies Holdings Corp.

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. (the Company) as of April 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from June 4, 2009 (date of inception) through April 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from June 4, 2009 (date of inception) through April 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $463,186 for the period from inception through April 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 1, 2013

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2013 $	April 30, 2012 $

ASSETS

Current Assets

Cash	112	8,462
Prepaid expenses	22,686	–

Total Current Assets	22,798	8,462

Property and Equipment, net	258	703

Total Assets	23,056	9,165

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	123,049	106,356
Accrued compensation	24,000	–
Due to related parties	60,367	65,699
Notes payable	31,972	32,603

Total Liabilities	239,388	204,658

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 9,837,038 and 8,397,038 common shares, respectively	9,837	8,397

Additional Paid-In Capital	237,017	136,457

Common Stock Issuable	–	2,000

Accumulated Deficit during the Development Stage	(463,186)	(342,347)

Total Stockholders’ Deficit	(216,332)	(195,493)

Total Liabilities and Stockholders’ Deficit	23,056	9,165

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	For the year ended April 30, 2013 $	For the year ended April 30, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2013 $

Revenues	689	1,544	8,258

	689	1,544	8,258

Operating Expenses

Consulting Fees	77,314	5,750	93,064
Depreciation	529	601	1,631
General and Administrative	13,412	23,490	125,204
Professional Fees	46,273	77,200	200,661
Management fees	24,000	46,000	94,652

Total Operating Expenses	161,528	153,041	515,212

Net loss before other income (expenses)	(160,839)	(151,497)	(506,954)

Other Income (Expenses)
Gain on settlement of debt	40,000	1,373	41,373
Interest income (expense)	–	(369)	(2,605)
Sale of URL	–	5,000	5,000

Net Loss	(120,839)	(145,493)	(463,186)
Net Loss per Share – Basic and Diluted	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	8,961,148	7,392,747

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

From June 4, 2009 (Date of Inception) to April 30, 2013

(Expressed in US dollars)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance – June 4, 2009 (Date of Inception)	-	-	-	-	-	-

Founders shares for cash at $0.001 per share	5,500,000	5,500	(5,500)	–	–	–

Common stock issued for cash at $0.05 per share	400,000	400	19,601	–	–	20,001

Net loss for the period	–	–	–	–	(67,502)	(67,502)

Balance – April 30, 2010	5,900,000	5,900	14,101	–	(67,502)	(47,501)

Proceeds from common stock issuable	–	–	–	12,000	–	12,000

Net loss for the year	–	–	–	–	(129,352)	(129,352)

Balance – April 30, 2011	5,900,000	5,900	14,101	12,000	(196,854)	(164,853)

Issuance of common stock for cash	955,000	955	46,796	(12,000)	–	35,751

Issuance of common shares to settle debt	557,038	557	27,295	–	–	27,852

Issuance of common shares for services	985,000	985	48,265	–	–	49,250

Proceeds from common stock issuable	–	–	–	2,000	–	2,000

Net loss for the year	–	–	–	–	(145,493)	(145,493)

Balance – April 30, 2012	8,397,038	8,397	136,457	2,000	(342,347)	(195,493)

Issuance of common stock for cash	40,000	40	1,960	(2,000)	–	–

Issuance of common shares for services	1,400,000	1,400	98,600	–	–	100,000

Net loss for the year	–	–	–	–	(120,839)	(120,839)

Balance – April 30, 2013	9,837,038	9,837	237,017	–	(463,186)	(216,332)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cash flow

(Expressed in US dollars)

	For the year ended April 30, 2013 $	For the year ended April 30, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2013 $

Operating Activities

Net loss	(120,839)	(145,493)	(463,186)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	445	601	1,547
Shares issued for services	–	49,250	49,250
Gain on settlement of debt	(40,000)	(1,369)	(41,369)
Expenses paid by related party	86	–	86

Changes in operating assets and liabilities:
Prepaid expenses	77,314	–	77,314
Accounts payable and accrued liabilities	55,720	63,824	164,140
Accrued compensation	24,000	–	24,000

Net Cash (Used In) Operating Activities	(3,274)	(33,187)	(188,218)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Provided by Investing Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	37,751	69,752
Proceeds from notes payable	–	–	27,157
Proceeds from related party	200	12,148	120,011
Repayment of proceeds from related party	(5,276)	(21,509)	(26,785)

Net Cash Provided by (Used In) Financing Activities	(5,076)	28,390	190,135

Increase (Decrease) in Cash	(8,350)	(4,797)	112

Cash – Beginning of Period	8,462	13,259	–

Cash – End of Period	112	8,462	112

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Shares issued to settle debt	–	27,157	27,157
Common stock issued for subscriptions payable	2,000	–	2,000
Common stock issued for prepaid services	100,000	–	45,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2013, the Company has not recognized significant revenue, has a working capital deficit of $9,174, and has an accumulated deficit of $463,186. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

b)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

c)

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts which are federally insured up to limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended April 30, 2013 and 2012.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of April 30, 2013 and 2012, the Company did not have any potentially dilutive shares.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

j)

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2013 Net Carrying Value $	April 30, 2012 Net Carrying Value $
Computer hardware	1,805	1,547	258	703

	1,805	1,547	258	703

4.

Related Party Transactions

a)

During the year ended April 30, 2013, the Company incurred $15,000 (2012 - $nil) of management fees to the President and Director of the Company. At April 30, 2013, the Company owed $15,000 (2012 - $nil) in accrued compensation.

b)

During the year ended April 30, 2013, the Company incurred $9,000 (2012 - $nil) of management fees to the Secretary and Treasurer of the Company. At April 30, 2013, the Company owed $9,000 (2012 - $nil) in accrued compensation.

c)

As at April 30, 2012, the Company owed $60,281 (2012 - $65,700) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

During the year ended April 30, 2013, the Company had $86 of professional fees paid on its behalf by the Secretary and Treasurer of the Company. As of April 30, 2013, the Company owed $86 (April 30, 2013 - $nil) to the Secretary and Treasurer of the Company, which is unsecured, non-interest bearing, and due on demand.

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

d)

On March 4, 2013, the Company issued 300,000 common shares with a fair value of $45,000 to a consultant for services to be rendered.

6.

Income Taxes

The Company has $503,407 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 25% to net loss before income taxes for the year ended April 30, 2013 and 2012 as a result of the following:

	2013 $	2012 $

Net loss before taxes	(143,525)	(145,493)
Statutory rate	34.0%	33.1%

Computed expected tax recovery	41,085	48,012
Permanent differences and other	16,837	12,649
Change in valuation allowance	(57,922)	(60,661)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2013 and 2012 after applying enacted corporate income tax rates are as follows:

	2013 $	2012 $

Net operating losses carried forward	171,158	113,236

Total gross deferred income tax assets	171,158	113,236
Valuation allowance	(171,158)	(113,236)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2013, the Company has no uncertain tax positions.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, with the exception of the following:

a)

On May 21, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $32,500. Under the terms of the debenture, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 28, 2014. The debenture is convertible into common shares of the Company commencing November 17, 2013 at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Jesse Keller	34	President, CEO, CFO, Treasurer, Secretary and Director	February 23, 2010
Richard M. Smith	44	Treasurer & Secretary	January 9, 2013

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

RICHARD M. SMITH.  Mr. Smith has over 20 years of experience in the investment industry with a specialty in micro cap IPOs and mergers.  His extensive knowledge of the investment industry was garnered from years of experience in all areas of the industry including a two-year tenure from 2007 to 2009 as Manager of Listings for Western Canada for the Canadian National Stock Exchange.  He was a pioneer in cross listing companies between North America and Europe and was the first to list a CNSX traded company on the Berlin Stock Exchange in 2007.  In July 2009, Mr. Smith founded Wingrave Capital Corp. in British Columbia and served as its Managing Director from 2009 to 2012.  While working for Wingrave, Mr. Smith was responsible for listing companies on various stock exchanges and assisting companies with fundraising.  In 2012, Mr. Smith co-founded Smith Jones Capital and has served as a Director from 2012 to present.  His responsibilities at Smith Jones include listing companies on various stock exchanges and assisting companies with fundraising, market liquidity and investor awareness.  His wide range of knowledge and contacts have made him invaluable, being able to advise companies on market and funding strategies and seeing they get executed in a timely manner.  Mr. Smith will be responsible for issues relating to the public market and providing funding to move the Appiphany business plan forward.

Identification of Significant Employees

We have two full-time employees, including our President and Treasurer. We use consultants and independent contractors on a case-to-case basis. We use developers on a contract or limited basis to develop code for the Apps. As such developers are hired on an “as-needed” basis, we do not have agreements in place with the developers, nor do we plan on entering into agreements with the developers. In the future, we intend on having a team of in-house developers who are employees of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2013 and 2012:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jesse Keller	2013	$15,000(1)	-2	-0-	-0-	-0-	-0-	-0-	$15,000
President, CEO, CFO, Director	2012	-0-	$46,000(2)	-0-	-0-	-0-	-0-	-0-	$46,000
Richard M. Smith	2013	$9,000(3)	-2	-0-	-0-	-0-	-0-	-0-	$9,000
Treasurer & Secretary	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Notes to Summary Compensation Table:

(1)

During the year ended 2013, Jesse Keller received $15,000 in management fees.

(2)

On January 19, 2012, the Company issued 920,000 common shares with a fair value of $46,000 to the President and Director of the Company as a bonus for services rendered. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

(3)

During the year ended 2013, Richard M. Smith received $9,000 in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2013.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 6, 2013 by:  (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of August 6, 2013, we had 9,837,038 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jesse Keller (3) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	3,420,000	34.77%
All Officers and Directors as a Group (1 Person)	Common	3,420,000	34.77%
Ian Jonas Klippenstein (4) 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	2,500,000	25.41%
Garth Roy 403-1630 Pandosy St. Kelowna, BC Canada V1Y 1P7	Common	605,000	6.15%

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

(2)

Based on 9,837,038 issued and outstanding shares of common stock as of August 6, 2013.

(3)

Jesse Keller is the Company’s President, CEO, CFO and director. His beneficial ownership includes 3,420,000 common shares.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at April 30, 2013, the Company owed $60,281 (2012 - $65,700) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2013, the Company owed $32,602 (2012 - $32,602) to a former director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2013, the Company owed $86 (2012 - $nil) to the Secretary and Treasurer of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·

Disclosing such transactions in reports where required;

·

Disclosing in any and all filings with the SEC, where required;

·

Obtaining disinterested directors consent; and

·

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jesse Keller is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2013	Year Ended April 30, 2012
Audit fees	$8,500	$7,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$8,500	$7,500

Audit Fees

During the fiscal year ended April 30, 2013, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2013.

During the fiscal year ended April 30, 2012, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
4.01	2012 Equity Incentive Plan	Filed with the SEC on November 9, 2012 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between Appiphany Technologies Holdings Corp. and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license agreement between Appiphany Technologies Corp. and Apple, Inc. dated September, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Polmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between the Company and Brian D. Jones dated November 9, 2012	Filed with the SEC on November 12, 2012 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between the Company and Jon Trump dated November 27, 2012	Filed with the SEC on November 29, 2012 as part of our Current Report on Form 8-K.
10.11	Consulting Agreement between the Company and Jon Trump dated March 1, 2013.	Filed with the SEC on March 5, 2013 as part of our Current Report on Form 8-K.
16.01	Letter from M&K CPAS, PLLC dated September 19, 2011	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  August 8, 2013

/s/ Jesse Keller

By: Jesse Keller

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  August 8, 2013

/s/ Jesse Keller

Jesse Keller - Director