Form 10-Q
period 2013-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2013-09-17
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Yes      . No  X .

As of September 9, 2013, there were 14,637,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Three Months Ended July 31, 2013

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to the Condensed Consolidated Financial Statements	7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2013 $	April 30, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	1,855	112
Prepaid expense	–	22,686

Total Current Assets	1,855	22,798

Property and equipment, net	161	258

Total Assets	2,016	23,056

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	107,811	123,049
Accrued compensation	48,000	24,000
Due to related parties	59,247	60,367
Notes payable	31,356	31,972
Convertible debenture	32,500	–

Total Liabilities	278,914	239,388

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 9,837,038 common shares

	9,837	9,837

Additional paid-in capital	237,017	237,017

Accumulated deficit during the development stage	(523,752)	(463,186)

Total Stockholders’ Deficit	(276,898)	(216,332)

Total Liabilities and Stockholders’ Deficit	2,016	23,056

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2013 $	For the three months ended July 31, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to July 31, 2013 $

Revenues	170	237	8,428

	170	237	8,428

Operating Expenses

Consulting fees	22,686	–	115,750
Depreciation	97	153	1,728
General and administrative	(543)	(1,006)	124,661
Management fees	24,000	–	118,652
Professional fees	11,490	14,580	212,151

Total Operating Expenses	57,730	13,727	572,942

Net loss before other expenses	(57,560)	(13,490)	(564,514)

Other Income (Expenses)
Financing cost	(2,500)	–	(2,500)
Gain on settlement of debt	–	40,000	41,373
Interest expense	(506)	–	(3,111)
Sale of URL	–	–	5,000

Total Other Income (Expenses)	(3,006)	40,000	40,762

Net Income (Loss)	(60,566)	26,510	(523,752)
Net Loss Per Share – Basic and Diluted	(0.01)	–
Weighted Average Shares Outstanding – Basic and Diluted	9,837,038	8,397,038

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2013 $	For the three months ended July 31, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to July 31, 2013 $

Operating Activities

Net income (loss) for the period	(60,566)	26,510	(523,752)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	97	153	1,644
Common stock issued for services	–	–	49,250
Expenses paid by related party	105	–	191
Gain on settlement of debt	–	(40,000)	(41,369)

Changes in operating assets and liabilities:

Prepaid expense	22,686	–	100,000
Accounts payable and accrued liabilities	(17,079)	12,920	147,061
Accrued compensation	24,000	–	48,000

Net Cash Used In Operating Activities	(30,757)	(417)	(218,975)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used in Investing Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	–	69,752
Proceeds from convertible debenture	32,500	–	32,500
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	–	–	120,011
Repayment on related party payable	–	(5,671)	(26,785)

Net Cash Provided by (Used in) Financing Activities	32,500	(5,671)	222,635

Increase (Decrease) in Cash	1,743	(6,088)	1,855

Cash – Beginning of Period	112	8,462	–

Cash – End of Period	1,855	2,374	1,855

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	–	–	27,157
Common stock issued for stock subscriptions payable	–	–	2,000
Common stock issued for prepaid services	–	–	100,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2013, the Company has not recognized significant revenue, has a working capital deficit of $277,059, and has an accumulated deficit of $523,752. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and April 30, 2013, the Company had no items representing cash equivalents.

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of July 31, 2013, the Company did not have any potentially dilutive shares outstanding.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Revenue Recognition

The Company recognizes revenue from online advertising.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

2.

Summary of Significant Accounting Policies (continued)

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

j)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2013 Net Carrying Value $ (unaudited)	April 30, 2013 Net Carrying Value $
Computer hardware	1,805	1,644	161	258

	1,805	1,644	161	258

4.

Related Party Transactions

a)

During the period ended July 31, 2013, the Company incurred $15,000 (2012 - $nil) of management fees to the President and Director of the Company. As at July 31, 2013, the Company owed $30,000 (April 30, 2013 - $15,000) in accrued compensation.

b)

During the period ended July 31, 2013, the Company incurred $9,000 (2012 - $nil) of management fees to the Secretary and Treasurer of the Company. As at July 31, 2013, the Company owed $18,000 (April 30, 2013 - $9,000) in accrued compensation.

c)

As at July 31, 2013, the Company owed $59,161 (April 30, 2013 - $60,281) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

As at July 31, 2013, the Company owed $86 (April 30, 2013 - $86) to the Secretary and Treasurer of the Company, which is unsecured, non-interest bearing, and due on demand.

5.

Convertible Debenture

On May 21, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $32,500. Under the terms of the debenture, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 28, 2014.  Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or November 16, 2013, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

The Company analyzed the conversion option of the Asher notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until November 16, 2013, the Company will delay measuring the derivative liability until such date.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2013 other than the following:

a)

On August 28, 2013, the Company entered into a debt settlement agreement with President of the Company. The Company issued 3,000,000 common shares to settle accrued compensation owing of $30,000.

b)

On August 28, 2013, the Company entered into a debt settlement agreement with Secretary and Treasurer of the Company. The Company issued 1,800,000 common shares to settle accrued compensation owing of $18,000.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2013 $	April 30, 2013 $
Current Assets	1,855	22,798
Current Liabilities	278,914	239,388
Working Capital (Deficit)	(277,059)	(216,590)

Cash Flows

	July 31, 2013 $	July 31, 2012 $
Cash Flows used in Operating Activities	(30,757)	(417)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	32,500	(5,671)
Net increase (decrease) in Cash During Period	1,743	(6,088)

Operating Revenues

For the three months ended July 31, 2013, the Company earned revenues of $170 compared with $237 for the three months ended July 31, 2012.

Operating Expenses and Net Loss

For the three months ended July 31, 2013, the Company incurred operating expenses of $57,730 compared with $13,727 for the three months ended July 31, 2012.  The increase of $44,003 is due to incurring $24,000 of management fees and $22,686 of consulting fees.

For the three months ended July 31, 2013, the Company had a net loss of $60,566 compared with a net income of $26,510 for the three months ended July 31, 2012.  In addition to the increase in operating expenses, the Company recorded a gain on settlement of debt of $40,000 relating to the settlement of outstanding legal fees owed during the prior year.

Liquidity and Capital Resources

As at July 31, 2013, the Company had cash of $1,855 and total assets of $2,016 compared with cash of $112 and total assets of $23,056 as at April 30, 2013.  The decrease in total assets was attributed to use of prepaid expenses that were outstanding at the last year end during the three months ended July 31, 2013.

As at July 31, 2013, the Company had total liabilities of $278,914 compared with total liabilities of $239,388 at April 30, 2013.  The increase in total liabilities was attributed to a new convertible debenture of $32,500 and an increase in accrued compensation of $24,000, offset by a decrease in accounts payable of $15,238

As at July 31, 2013, the Company had a working capital deficit of $277,059 compared with a working capital deficit of $216,590 as at April 30, 2013.  The increase in working capital deficit was due to an increase in total liabilities due to a new convertible debenture and a decrease in total assets due to a decrease in prepaid expenses.

Cash Flow from Operating Activities

During the period ended July 31, 2013, the Company used $30,757 of cash for operating activities compared to the use of $417 of cash for operating activities during the period ended July 31, 2012. The increase in net cash used for operating activities was due to the fact that the Company accrued $24,000 of management fees this period.

Cash Flow from Financing Activities

During the period ended July 31, 2013, the Company received $32,500 of cash from financing activities compared to the use of $5,671 for the period ended July 31, 2012.  During the current period, the Company received $32,500 in proceeds from the issuance of convertible debt.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

2.

Subsequent Issuances:

On August 28, 2013, the Company entered into a debt settlement agreement with President of the Company. The Company issued 3,000,000 common shares to settle accrued compensation owing of $30,000.

On August 28, 2013, the Company entered into a debt settlement agreement with Secretary and Treasurer of the Company. The Company issued 1,800,000 common shares to settle accrued compensation owing of $18,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On August 19, 2013, the Company entered into a Revenue Sharing Agreement (“Revenue Sharing Agreement”) with Rangemore Film Productions Corp (“Rangemore”) pursuant to which Rangemore shall have the right to purchase up to ten percent (10%) of the net revenue generated by each of the ten episodes of the Company’s MMA Animals TM cartoon series.  Pursuant to the Revenue Sharing Agreement, for each one percentage of the net revenue, Rangemore will pay the Company two thousand five hundred US dollars ($2,500) and issue ten million (10,000,000) free-trading shares of Rangemore’s common stock.  A true and correct copy of the Revenue Sharing Agreement is attached hereto and is incorporated herein by reference.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
4.01	2012 Equity Incentive Plan	Filed with the SEC on November 9, 2012 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between the Company and Appiphany Technologies Corp. dated May 1, 2010	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.02	Contract license Agreement between Appiphany Technologies Corp. and Apple, Inc. dated September 25, 2009	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Scott Osborne dated July 22, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Fraser Tolmie dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Darren Wright dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Joshua Kostyniuk dated October 28, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Consulting Agreement between the Company and Garth Roy dated January 16, 2012	Filed with the SEC on January 18, 2012 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between the Company and Brian D. Jones dated November 9, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between the Company and Jon Trump dated November 27, 2012	Filed with the SEC on November 29, 2012 as part of our Current Report on Form 8-K.
10.11	Consulting Agreement between the Company and Jon Trump dated March 1, 2013	Filed with the SEC on March 5, 2013 as part of our Current Report on Form 8-K.
10.12	Revenue Sharing Agreement between the Company and Rangemore Film Productions Corp. dated August 19, 2013	Filed herewith.
16.01	Letter from M&K CPAS, PLLC dated September 19, 2011	Filed with the SEC on September 19, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated: September 17, 2013
/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 17, 2013	/s/ Jesse Keller
By: Jesse Keller Its: Director