Form 10-Q
period 2013-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2013-12-16
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes      . No  X .

As of December 16, 2013, there were 14,637,038 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Six Months Ended October 31, 2013

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to the Condensed Consolidated Financial Statements	7

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2013 $	April 30, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	4	112
Prepaid expense	–	22,686

Total Current Assets	4	22,798

Property and equipment, net	71	258

Total Assets	75	23,056

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	128,517	155,021
Accrued compensation	24,000	24,000
Due to related parties	58,176	60,367
Convertible debenture	51,500	–

Total Liabilities	262,193	239,388

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 14,637,038 and 9,837,038 common shares, respectively

	14,638	9,837

Additional paid-in capital	520,217	237,017

Accumulated deficit during the development stage	(796,973)	(463,186)

Total Stockholders’ Deficit	(262,118)	(216,332)

Total Liabilities and Stockholders’ Deficit	75	23,056

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2013 $	For the three months ended October 31, 2012 $	For the six months ended October 31, 2013 $	For the six months ended October 31, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to October 31, 2013 $

Revenues	199	152	369	389	8,627

	199	152	369	389	8,627

Operating Expenses

Consulting fees	–	–	22,686	–	115,750
Depreciation	91	153	188	306	1,819
General and administrative	1,326	1,325	783	319	125,987
Management fees	24,000	–	48,000	–	142,651
Professional fees	6,600	12,080	18,090	26,660	218,752

Total Operating Expenses	32,017	13,558	89,747	27,285	604,959

Net loss before other expenses	(31,818)	(13,406)	(89,378)	(26,896)	(596,332)

Other Income (Expenses)
Gain on settlement of debt	–	–	–	40,000	41,373
(Loss) on accrued management fees	(240,000)	–	(240,000)	–	(240,000)
Interest expense	(1,403)	–	(4,409)	–	(7,014)
Sale of URL	–	–	–	–	5,000

Total Other Income (Expenses)	(241,403)	–	(244,409)	40,000	(200,641)

Net Income (Loss)	(273,221)	(13,406)	(333,787)	13,104	(796,973)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.00)	(0.03)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	13,228,342	8,433,597	11,532,640	8,418,777

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2013 $	For the six months ended October 31, 2012 $	Accumulated from June 4, 2009 (Date of Inception) to October 31, 2013 $

Operating Activities

Net income (loss) for the period	(333,787)	13,104	(796,973)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	188	311	1,735
Common stock issued for services	–	–	49,250
Expenses paid by related party	399	–	485
Expenses paid on behalf of the Company	19,000	–	19,000
Loss on related party debt settlement	240,000	–	240,000
Gain on settlement of debt	–	(40,000)	(41,369)
Effects of foreign exchange	(3,272)	–	(3,272)

Changes in operating assets and liabilities:

Prepaid expense	22,686	–	100,000
Accounts payable and accrued liabilities	(25,422)	23,374	138,718
Accrued compensation	48,000	–	72,000

Net Cash Used In Operating Activities	(32,208)	(3,211)	(220,426)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used in Investing Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	–	69,752
Proceeds from convertible debenture	32,500	–	32,500
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	600	200	120,611
Repayment on related party payable	(1,000)	(5,440)	(27,785)

Net Cash Provided by (Used in) Financing Activities	32,100	(5,240)	222,235

Increase (Decrease) in Cash	(108)	(8,451)	4

Cash – Beginning of Period	112	8,462	–

Cash – End of Period	4	11	4

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	48,000	–	75,157
Common stock issued for stock subscriptions payable	–	–	2,000
Common stock issued for prepaid services	–	–	100,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2013, the Company has not recognized significant revenue, has a working capital deficit of $262,189, and has an accumulated deficit of $796,973. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and April 30, 2013, the Company had no items representing cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of October 31 and April 30, 2013, the Company did not have any potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, accrued compensation, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2013 Net Carrying Value $ (unaudited)	April 30, 2013 Net Carrying Value $
Computer hardware	1,805	1,734	71	258

	1,805	1,734	71	258

4.

Related Party Transactions

a)

During the period ended October 31, 2013, the Company incurred $30,000 (2012 - $nil) of management fees to the President and Director of the Company. As at October 31, 2013, the Company owed $15,000 (April 30, 2013 - $15,000) in accrued compensation.

b)

During the period ended October 31, 2013, the Company incurred $18,000 (2012 - $nil) of management fees to the Secretary and Treasurer of the Company. As at October 31, 2013, the Company owed $9,000 (April 30, 2013 - $9,000) in accrued compensation.

c)

On August 28, 2013, the Company entered into a debt settlement agreement with President of the Company. The Company issued 3,000,000 common shares to settle accrued compensation owing of $30,000.

d)

On August 28, 2013, the Company entered into a debt settlement agreement with Secretary and Treasurer of the Company. The Company issued 1,800,000 common shares to settle accrued compensation owing of $18,000.

e)

As at October 31, 2013, the Company owed $57,610 (April 30, 2013 - $60,281) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

f)

As at October 31, 2013, the Company owed $566 (April 30, 2013 - $86) to the Secretary and Treasurer of the Company, which is unsecured, non-interest bearing, and due on demand.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

5.

Common Shares

a)

On August 28, 2013, the Company issued 3,000,000 common shares with a fair value of $180,000 to the CEO of the Company to settle accrued compensation.

b)

On August 28, 2013, the Company issued 1,800,000 common shares with a fair value of $108,000 to the Secretary and Treasurer of the Company to settle accrued compensation.

6.

Convertible Debenture

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

b)

On September 3, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $19,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on June 5, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or March 2, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

The Company analyzed the conversion option of the Asher notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until March 2, 2014, the Company will delay measuring the derivative liability until such date.

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2013.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2013 $	April 30, 2013 $
Current Assets	4	22,798
Current Liabilities	262,193	239,388
Working Capital (Deficit)	(262,189)	(216,590)

Cash Flows

	October 31, 2013 $	October 31, 2012 $
Cash Flows used in Operating Activities	(32,208)	(3,211)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	32,100	(5,240)
Net increase (decrease) in Cash During Period	(108)	(8,451)

Operating Revenues

For the six months ended October 31, 2013, the Company earned revenues of $369 compared with $389 for the six months ended October 31, 2012.

Operating Expenses and Net Loss

For the six months ended October 31, 2013, the Company incurred operating expenses of $89,747 compared with $27,285 for the six months ended October 31, 2012.  The increase of $62,462 is due to incurring $48,000 of management fees and $22,686 of consulting fees.

For the six months ended October 31, 2013, the Company had a net loss of $333,787 compared with a net income of $13,104 for the six months ended October 31, 2012.  In addition to the increase in operating expenses, the Company recorded a loss on settlement of debt of $240,000 relating to the settlement of accrued compensation to the President and Secretary of the Company.

Liquidity and Capital Resources

As at October 31, 2013, the Company had cash of $4 and total assets of $75 compared with cash of $112 and total assets of $23,056 as at April 30, 2013.  The decrease in total assets was attributed to use of prepaid expenses that were outstanding at the last year end during the six months ended October 31, 2013.

As at October 31, 2013, the Company had total liabilities of $262,193 compared with total liabilities of $239,388 at April 30, 2013.  The increase in total liabilities was attributed to new convertible debentures of $51,500, offset by a decrease in accounts payable of $26,504.

As at October 31, 2013, the Company had a working capital deficit of $262,189 compared with a working capital deficit of $216,590 as at April 30, 2013.  The increase in working capital deficit was due to an increase in total liabilities due to new convertible debentures and a decrease in total assets due to a decrease in prepaid expenses.

Cash Flow from Operating Activities

During the six month period ended October 31, 2013, the Company used $32,208 of cash for operating activities compared to the use of $3,211 of cash for operating activities during the six month period ended October 31, 2012. The increase in net cash used for operating activities was due to the fact that the Company accrued $48,000 of management fees this period.

Cash Flow from Financing Activities

During the six month period ended October 31, 2013, the Company received $32,100 of cash from financing activities compared to the use of $5,240 for the six month period ended October 31, 2012.  During the current period, the Company received $32,500 in proceeds from the issuance of convertible debt.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 16, 2013	/s/ Jesse Keller
By: Jesse Keller
Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 16, 2013	/s/ Jesse Keller
By: Jesse Keller Its: Director