Form 10-Q
period 2014-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2014-03-24
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

_____________

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes      . No  X .

As of March 21, 2014, there were 20,167,277 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Nine Months Ended January 31, 2014

Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	8

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2014 $	April 30, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	27,852	112
Prepaid expense	–	22,686

Total Current Assets	27,852	22,798

Property and equipment, net	–	258

Total Assets	27,852	23,056

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	104,899	123,049
Notes payable	-	31,972
Accrued compensation	35,500	24,000
Due to related parties	81,380	60,367
Convertible debenture, net of unamortized discount of $773 and $nil, respectively	71,887	–
Derivative liability	35,950	–

Total Liabilities	329,616	239,388

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 17,547,277 and 9,837,038 common shares, respectively	17,548	9,837

Additional paid-in capital	550,643	237,017

Accumulated deficit during the development stage	(869,955)	(463,186)

Total Stockholders’ Deficit	(301,764)	(216,332)

Total Liabilities and Stockholders’ Deficit	27,852	23,056

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2014 $	For the three months ended January 31, 2013 $	For the nine months ended January 31, 2014 $	For the nine months ended January 31, 2013 $	Accumulated from June 4, 2009 (Date of Inception) to January 31, 2014 $

Revenues	122	185	491	574	8,749
	122	185	491	574	8,749

Operating Expenses

Consulting fees	–	47,198	22,686	47,198	115,750
Depreciation	67	145	255	451	1,886
General and administrative	(8,471)	710	(7,688)	1,029	117,516
Management fees	15,000	–	63,000	–	157,652
Professional fees	6,100	11,373	24,190	38,033	224,851

Total Operating Expenses	12,696	59,426	102,443	86,711	617,655

Net loss before other expenses	(12,574)	(59,241)	(101,952)	(86,137)	(608,906)

Other Income (Expenses)
Accretion of discount on convertible notes payable	(31,726)	–	(31,726)	–	(31,726)
Financing cost	(2,500)	–	(5,000)	–	(5,000)
Gain (Loss) on settlement of debt	–	–	(240,000)	40,000	(198,627)
Interest expense	(71,135)	–	(73,044)	–	(75,649)
Gain (Loss) on change in fair value of derivative liability	44,953	–	44,953	–	44,953
Sale of URL	–	–	–	–	5,000

Total Other Income (Expenses)	(60,408)	–	(304,817)	40,000	(261,049)

Net Loss	(72,982)	(59,241)	(406,769)	(46,137)	(869,955)
Net Loss Per Share – Basic and Diluted	(0.03)	(0.01)	(0.03)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	2,149,847	9,382,690	14,402,485	8,767,908

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2014 $	For the nine ended January 31, 2013 $	Accumulated from June 4, 2009 (Date of Inception) to January 31, 2014 $

Operating Activities

Net loss for the period	(406,769)	(46,137)	(869,955)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Accretion of discount on convertible debt payable	31,726	–	31,726
Depreciation	255	408	1,802
Common stock issued for services	–	55,000	49,250
Expenses paid by related party	370	–	456
Loss on settlement of debt	240,000	(40,000)	198,627
Interest expense on origination of convertible debenture	70,399	–	70,399
Loss on change in fair value of derivative liability	(44,953)	–	(44,953)
Effects of foreign exchange	(8,979)	–	(8,979)

Changes in operating assets and liabilities:

Prepaid expense	22,686	(7,802)	100,000
Accounts payable and accrued liabilities	41,264	35,217	205,408
Accrued compensation	-	–	24,000

Net Cash Used In Operating Activities	(54,001)	(3,314)	(242,219)

Investing Activities

Purchase of property and equipment	–	–	(1,805)

Net Cash Used in Investing Activities	–	–	(1,805)

Financing Activities

Proceeds from issuance of common shares	–	–	69,752
Proceeds from convertible debenture	84,000	–	84,000
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	540	200	120,551
Repayment on related party payable	(2,799)	(5,276)	(29,584)

Net Cash Provided by (Used in) Financing Activities	81,741	(5,076)	271,876

Increase (Decrease) in Cash	27,740	(8,390)	27,852

Cash – Beginning of Period	112	8,462	–

Cash – End of Period	27,852	72	27,852

(continued)

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for founders shares	–	–	5,500
Common stock issued to settle debt	48,000	–	75,157
Common stock issued for stock subscriptions payable	–	2,000	2,000
Common stock issued for prepaid services	–	–	100,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2014, the Company has not recognized significant revenue, has a working capital deficit of $301,764, and has an accumulated deficit of $869,955. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2014 and April 30, 2013, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of January 31, 2014, the Company had 7,543,672 potentially dilutive shares outstanding.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014 and April 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	January 31, 2014 Net Carrying Value $ (unaudited)	April 30, 2013 Net Carrying Value $

Computer hardware	1,805	1,805	–	258
	1,805	1,805	–	258

4.

Related Party Transactions

a)

During the period ended January 31, 2014, the Company incurred $45,000 (2013 - $nil) of management fees to the President and Director of the Company. As at January 31, 2014, the Company owed $26,500 (April 30, 2013 - $15,000) in accrued compensation.

b)

During the period ended January 31, 2014, the Company incurred $18,000 (2013 - $nil) of management fees to the former Secretary and Treasurer of the Company. As at January 31, 2014, the Company owed $9,000 (April 30, 2013 - $9,000) in accrued compensation.

c)

On August 28, 2013, the Company entered into a debt settlement agreement with President of the Company. The Company issued 3,000,000 common shares to settle accrued compensation owing of $30,000.

d)

On August 28, 2013, the Company entered into a debt settlement agreement with the former Secretary and Treasurer of the Company. The Company issued 1,800,000 common shares to settle accrued compensation owing of $18,000.

e)

As at January 31, 2014, the Company owed $51,961 (April 30, 2013 - $60,281) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

f)

As at January 31, 2014, the Company owed $536 (April 30, 2013 - $86) to the former Secretary and Treasurer of the Company, which is included in accounts payable.

5.

Common Shares

a)

On August 29, 2013, the Company issued 3,000,000 common shares with a fair value of $180,000 to the CEO of the Company to settle accrued compensation.

b)

On August 29, 2013, the Company issued 1,800,000 common shares with a fair value of $108,000 to the Secretary and Treasurer of the Company to settle accrued compensation.

c)

On December 2, 2013, the Company issued 1,450,980 common shares upon the conversion of $7,400 of convertible notes payable as described in Note 6.

d)

On January 6, 2014, the Company issued 1,459,259 common shares upon the conversion of $3,940 of convertible notes payable as described in Note 6.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended January 31, 2014, the Company issued 2,910,239 shares of common stock for the conversion of $11,340 of the note. As at January 31, 2014, $31,726 of accretion expense had been recorded.

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

c)

On December 17, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

The Company analyzed the conversion option of the Asher notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until June 15, 2014, the Company will delay measuring the derivative liability until such date.

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2014, excepting the following:

(a)

On February 18, 2014, the Company issued 1,160,000 common shares upon the conversion of $2,320 of convertible notes payable as described in Note 6.

(b)

On February 28, 2014, the Company issued 1,460,000 common shares upon the conversion of $15,920 of convertible notes payable as described in Note 6.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2014 $	April 30, 2013 $
Current Assets	27,852	22,798
Current Liabilities	329,616	239,388
Working Capital (Deficit)	(301,764)	(216,590)

Cash Flows

	For the nine months ended January 31, 2014 $	For the nine months ended January 31, 2013 $
Cash Flows used in Operating Activities	(54,001)	(3,314)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	81,741	(5,076)
Net increase (decrease) in Cash During Period	27,740	(8,390)

Operating Revenues

For the nine months ended January 31, 2014, the Company earned revenues of $491 compared with $574 for the nine months ended January 31, 2013.

Operating Expenses and Net Loss

For the nine months ended January 31, 2014, the Company incurred operating expenses of $102,443 compared with $86,711 for the nine months ended January 31, 2013.  The increase in operating expenses were related to management fees.

For the nine months ended January 31, 2014, the Company had a net loss of $406,769 compared with a net loss of $46,137 for the nine months ended January 31, 2013.  In addition to the increase in operating expenses, the Company recorded accretion expense of $31,726, financing costs of $5,000, interest expense of $73,044, loss on settlement of debt of $240,000 and gain on the change in fair value of derivative liabilities of $44,953 for the nine months ended January 31, 2014.  The Company did not incur any operating expenses during the nine months ended January 31, 2013 except for a gain on settlement of debt of $40,000.

Liquidity and Capital Resources

As at January 31, 2014, the Company had cash and total assets of $27,852 compared with cash of $112 and total assets of $23,056 as at April 30, 2013.  The increase in cash and total assets were attributed to debt financing of $32,500 received by the Company, of which a large portion remained unspent as of the period end date.

As at January 31, 2014, the Company had total liabilities of $329,616 compared with total liabilities of $239,388 at April 30, 2013.  The increase in total liabilities was attributed to new convertible debentures of $72,660, an increase in accrued compensation of $11,500, derivative liability relating to the fair value of the convertibility feature on the convertible notes of $35,950, and offset by a decrease in accounts payable of $20,702 and amounts due to related parties of $8,406.

As at January 31, 2014, the Company had a working capital deficit of $301,764 compared with a working capital deficit of $216,590 as at April 30, 2013.  The increase in working capital deficit was due to an increase in total liabilities due to new convertible debentures and a decrease in total assets due to a decrease in prepaid expenses.

Cash Flow from Operating Activities

During the nine month period ended January 31, 2014, the Company used $54,001 of cash for operating activities compared to the use of $3,314 of cash for operating activities during the nine month period ended January 31, 2013. The increase in net cash used for operating activities was due to the fact that the Company received financing during the period, which was used to repay outstanding obligations from operating activities.

Cash Flow from Financing Activities

During the nine month period ended January 31, 2014, the Company received $81,741 of cash from financing activities compared to the use of $5,076 for the nine month period ended January 31, 2013.  During the current period, the Company received $84,000 in proceeds from the issuance of convertible debt less $2,799 for the repayment of amounts owing to related parties.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On December 2, 2013, the Company issued 1,450,980 common shares upon the conversion of $7,400 of convertible notes.

On January 6, 2014, the Company issued 1,459,259 common shares upon the conversion of $3,940 of convertible notes.

2.

Subsequent Issuances:

On February 18, 2014, the Company issued 1,160,000 common shares upon the conversion of $2,320 of convertible notes.

On February 28, 2014, the Company issued 1,460,000 common shares upon the conversion of $15,920 of convertible notes.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 24, 2014	/s/ Jesse Keller
By: Jesse Keller
Its: President, Principal Executive Officer,
Principal Accounting Officer, Secretary,
Treasurer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 24, 2014	/s/ Jesse Keller
By: Jesse Keller
Its: President, Principal Executive Officer,
Principal Accounting Officer, Secretary,
Treasurer & Director