Form 10-K
period 2014-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2014-08-11
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

For the transition period from __________ to __________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2014 was $343,718.31 based upon the price ($0.03) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of August 8, 2014, there were 35,219,481 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

Our target customers are those consumers wishing to purchase Apps for their Apple products and third-party commercial businesses wishing to develop Apps for resale. We anticipate that we will be able to continue generating revenues from the sale of our Apps. As of April 30, 2014, we have generated $8,743 collectively from the sale of our Apps on the iTunes website. We also have a license that allows us to develop and sell accessories that are compatible with Apple’s iPod and iPhone to existing and new customers; however, no such accessories have been developed or sold to date. We believe that our success will depend on our ability to promote products and software consistent with the Apple culture and image. We will also need to anticipate and respond to changing consumer demands and tastes, as well as the demands of Apple.

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

Products and Services

Currently, we develop and sell Apps for the iPhone and iPod. We have several Apps that we have created, developed and sold. Below is a short description of our current products and projects. Each of the Apps described below have been created under the direction and direct supervision of our President, Jesse Keller. We use developers on a contract or limited basis to develop the Apps. As of April 30, 2014, we have generated $8,743 in revenues from the aggregate sale of our Apps. We generate revenues through iTunes. Our Apps are displayed and sold on the iTunes website, and Apple receives the initial proceeds from the purchase of any Apps. We receive seventy percent of the proceeds Apple receives from the sale of our Apps, and Apple keeps thirty percent of the proceeds received from the sale. At the end of the month we receive a direct deposit from Apple consisting of our share of proceeds from sales of our Apps for that month, so long as the proceeds are over $150.00. If our proceeds for a particular month are under $150.00 the proceeds will carry over into the next month’s deposit.

The Big White & Silver Star App

We have developed and consulted with the owners of The Big White Ski Resort and the Silver Star Ski Resort to create the Big White App and the Silver Star App for iPhone and iPod Touch users. Both Apps provide maps and live camera feeds to see current ski and weather conditions; the maps work anywhere and users can pinch, zoom and pan through each map. The Apps are currently available for sale at iTunes for free.

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

Study Notes App

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

MMA Animals

Our newest project is the MMA Animals. MMA Animals is a fantasy based interactive cartoon/video game made for iPhone, iPod Touch and iPad that will be specifically developed for sale in iTunes, the App Store and iBooks. MMA Animals is a blend between a video game and a video, where you watch a video for 5 minutes and then play a game and based on the results of the game, it takes you to the next sequence of video, seamlessly transitioning from game to show. The videos could be ready for the networks and provide a medium to promote sales of the interactive games/shows available to the iPhone, iPad and the MMA Animals web site. MMA Animals will be developed to acquire a large network deal for syndicated broadcast to the North American and eventually world markets. The ultimate goal is to create an MMA Animals feature film.

The Company has launched a microsite featuring the MMA Animals character, which can be found at http://www.multivu.com/players/English/CNW0006-appiphany-technologies/ and http://dev.mmaanimals.com/. We are in the predevelopment phase of our MMA Animals and we hope that once the initial screenplay has been completed we can commence with production and hope to offer the MMA Animals App.

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

Our Industry

The iPhone, manufactured and marketed by Apple, was launched in 2007 and won invention of the year in 2007 from Time Magazine, selling over 13 million phones in its first year. Third-party Apps were launched in mid-2008 for use on the iPhone, and became available for purchase or free download from the Apple App Store. These Apps have diverse functions, including games, reference, GPS navigation, news, sports, health and fitness, travel, social networking, and advertising for television shows, films, and celebrities. In May 2013, Apple announced that over 50 billion apps had been downloaded to date. Additionally, it was reported that customers are downloading more than 800 apps per second at a rate of over two billion apps per month.

http://www.apple.com/pr/library/2013/05/16Apples-App-Store-Marks-Historic-50-Billionth-Download.html.

As of October 2013, CEO of Apple, Tim Cook, announced at the WWDC 2013, that more than 900,000 apps were available in the App Store to users in more than 155 countries around the world, with 375,000 of those fully optimized for the iPad; and out of those 900,000 apps, Cook claims that 93 percent are downloaded every month. http://www.theverge.com/2013/6/10/4412918/apple-stats-update-wwdc-2013. Additionally, on January 7, 2014, Apple announced that customers spent over $10 billion dollars on the App Store in 2013.

http://www.apple.com/pr/library/2014/01/07App-Store-Sales-Top-10-Billion-in-2013.html

The Company’s team has been intrigued by the iPhone since its inception and has always been up to speed with the latest trends in App development for the iPhone, iPod Touch, and iPad. Whether by porting an existing App or developing one from scratch, we can help customers take advantage of a fast growing medium. We intend to focus our business on App development and plan to capitalize on the astounding market created by Apple.

Competition

In general, the computer technology and software development industries are highly competitive, and especially so in the field of App development. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands within this rapidly changing field. Competing developers may be able to engage in larger scale branding, advertising and developing activities more extensively than we can. Further, with sufficient financial backing, talented designers and developers can become competitors within several months of establishing a business. We compete primarily on the basis of design, development, quality, and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by marketing innovative and exciting Apps, as well as on our ability to remain competitive in the areas of quality and price.

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

Phase 1 - Develop the Application Software and Products

During the next 12 months, the Company will continue to plan re-developments of its current Apps, design and develop additional Apps, and create and design accessories to be used with the Apps that are compatible with the iPhone, iPod Touch and iPad. The Company currently has many additional projects underway at various stages of development related to App development and design. Further, the Company intends to seek opportunities that will diversify our technologies beyond App development in order to reach a broader range of customers.

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

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 20, 2011 under the symbol “APHD”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

We began trading on the OTCBB in December 2012. The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB based on our fiscal year end April 30, 2014 and 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2013	High	Low
First Quarter (May 1, 2012 – Jul. 31, 2012)	N/A	N/A
Second Quarter (Aug. 1, 2012 – Oct. 31, 2012)	N/A	N/A
Third Quarter (Nov. 1, 2012 – Jan. 31, 2013)	0.500	0.150
Fourth Quarter (Feb. 1, 2013 – Apr. 30, 2013)	0.250	0.150

Fiscal Year 2014	High	Low
First Quarter (May 1, 2013 – Jul. 31, 2013)	0.24	0.05
Second Quarter (Aug. 1, 2013 – Oct. 31, 2013)	0.09	0.025
Third Quarter (Nov. 1, 2013 – Jan. 31, 2014)	0.04	0.005
Fourth Quarter (Feb. 1, 2014 – Apr. 30, 2014)	0.012	0.003

Record Holders

As of August 8, 2014, an aggregate of 35,219,481 shares of our common stock were issued and outstanding and were owned by approximately 48 holders of record, based on information provided by our transfer agent.

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

On February 28, 2014, the Company issued 1,460,000 common shares upon the conversion of $2,920 of convertible notes.

On March 25, 2014, the Company issued 2,010,000 common shares upon the conversion of $4,020 of convertible notes.

Other than as previously disclosed, we did not issue any unregistered securities during the year ended April 30, 2014.

Subsequent Issuances:

On May 19, 2014, the Company issued 2,012,500 common shares upon the conversion of $2,415 of convertible notes payable.

On May 21, 2014, the Company issued 2,192,308 common shares upon the conversion of $2,850 of convertible notes payable.

On June 4, 2014, the Company issued 2,208,333 common shares upon conversion of $2,650 of convertible notes payable.

On June 23, 2014, the Company issued 2,215,000 common shares upon conversion of $2,215 of convertible notes payable.

On July 22, 2014, the Company issued 2,210,937 common shares upon conversion of $1,415 of convertible notes payable.

On July 28, 2014, the Company issued 2,203,125 common shares upon the conversion of $1,240 of convertible notes payable.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 9, 2012, the Company registered on Form S-8 the 2012 Equity Incentive Plan (the “Plan”), under which the Company is authorized to issue up to two million (2,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants. As of the date of this Report, no shares have been issued under the Plan.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2014 $	April 30, 2013 $
Current Assets	5,293	22,798
Current Liabilities	274,613	239,388
Working Capital (Deficit)	(269,320)	(216,590)

Cash Flows

	April 30, 2014 $	April 30, 2013 $
Cash Flows used in Operating Activities	(51,745)	(3,274)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	56,835	(5,076)
Net decrease in Cash During Period	5,090	(8,350)

Operating Revenues

During the years ended April 30, 2014 and 2013, the Company recorded revenues of $485 and $689, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2014, the Company recorded operating expenses of $134,974 compared with $161,528 for the year ended April 30, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $48,628 as the Company incurred less consulting fees during the year, $15,452 in general and administrative due in large part to limited cash flows for general expenditures and effects of foreign exchange translation, and a decrease of $16,197 in professional fees from lower legal fees. The decrease was offset by an increase in management fees of $54,000 due to a formal management agreement with the President of Company for $5,000 per month, and $18,000 to the former Secretary of the Company.

Net loss for the year ended April 30, 2014 was $404,802 compared with $120,839 during the year ended April 30, 2013. In addition to the increase in operating expenses, the Company recorded a $175,000 loss on settlement of debt relating to amounts owing by the Company for the issuance of common shares, $46,940 for the accretion of the convertible debentures, and $39,420 loss for the change in fair value of the derivative liability relating to the convertible debentures. During the year ended April 30, 2013, the Company recorded a $40,000 gain on settlement of outstanding accounts payable

For the year ended April 30, 2014, the Company recorded a loss per share of $0.03 per share compared with a loss per share of $0.01 per share for the year ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2014, the Company’s cash and total asset balance was $5,202 and $5,293 respectively, compared to $112 and $23,056 respectively, for the year ended April 30, 2013. The increase in the cash balance is due to proceeds received from the issuance of convertible debentures during the year. The decrease in total assets is due to prepaid consulting fees with stock-based compensation of $22,686 which were incurred during the year.

As of April 30, 2014, the Company had total liabilities of $274,613 compared with total liabilities of $239,388 as at April 30, 2013. The increase in total liabilities was attributed to an increase in convertible debenture of $58,840, an increase in accrued compensation of $18,900, and derivative liability relating to the fair value of the conversion feature of the convertible debenture of $47,706. The increase was offset by a decrease in accounts payable and accrued liabilities of $45,578 relating to the conversion of amounts owing with the issuance of common shares, $12,671 in amounts due to related parties, and a decrease in notes payable of $31,972 as the amounts were settled during the year.

As of April 30, 2014, the Company had a working capital deficit of $269,320 compared with $216,590 as of April 30, 2013. The increase in working capital deficit was attributed to proceeds received from the issuance of convertible debt which was used to finance the Company’s operating expenditures during the year.

Cashflows from Operating Activities

During the year ended April 30, 2014, the Company used $51,745 of cash for operating activities compared with $3,274 of cash for operating activities during the year ended April 30, 2013. The increase in the cash used for operating activities was due to the fact that the Company received $65,000 from issuance of convertible debentures, of which a majority of the cash proceeds were used to fund the Company’s operating costs.

Cashflows from Investing Activities

During the years ended April 30, 2014 and 2013, the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended April 30, 2014, the Company received $56,835 in proceeds from financing activities comprised of $65,000 from the issuance of convertible debentures and $600 from related parties offset by repayment of $8,765 to related parties. During the year ended April 30, 2013, the Company used $5,076 of cash from financing activities as the Company received $200 from related parties offset by repayments to related parties of $5,276.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended April 30, 2014 and April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appiphany Technologies Holdings Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Appiphany Technologies Holdings Corp. (the Company) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the cumulative period from June 4, 2009 (date of inception) through April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended and for the cumulative period from June 4, 2009 (date of inception) through April 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $867,988 for the period from inception through April 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 11, 2014

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2014 $	April 30, 2013 $

ASSETS
Current Assets
Cash	5,202	112
Accounts receivable	91	–
Prepaid expense	–	22,686
Total Current Assets	5,293	22,798
Property and equipment, net	–	258
Total Assets	5,293	23,056

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	77,471	123,049
Notes payable	–	31,972
Accrued compensation	42,900	24,000
Due to related parties	47,696	60,367
Convertible debenture, net of unamortized discount of $4,560 and $nil, respectively	58,840	–
Derivative liability	47,706	–
Total Liabilities	274,613	239,388

STOCKHOLDERS’ DEFICIT
Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 22,177,277 and 9,837,038 common shares, respectively	22,177	9,837
Additional paid-in capital	576,491	237,017
Accumulated deficit during the development stage	(867,988)	(463,186)

Total Stockholders’ Deficit	(269,320)	(216,332)

Total Liabilities and Stockholders’ Deficit	5,293	23,056

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	For the year ended April 30, 2014 $	For the year ended April 30, 2013 $	Accumulated from June 4, 2009 (Date of Inception) to April 30, 2014 $

Revenues	485	689	8,743
		689	8,743
Operating Expenses
Consulting fees	28,686	77,314	121,750
Depreciation	252	529	1,883
General and administrative	(2,040)	13,412	123,164
Management fees	78,000	24,000	172,652
Professional fees	30,076	46,273	230,737
Total Operating Expenses	134,974	161,528	650,186
Net loss before other expenses	(134,489)	(160,839)	(641,443)

Other Income (Expenses)
Accretion of discount on convertible notes payable	(46,940)	–	(46,940)
Financing cost	(5,000)	–	(5,000)
Gain (Loss) on settlement of debt	(175,000)	40,000	(133,627)
Interest expense	(3,953)	–	(6,558)
Loss on change in fair value of derivative liability	(39,420)	–	(39,420)
Sale of URL	–	–	5,000
Total Other Income (Expenses)	(270,313)	40,000	(226,545)
Net Loss	(404,802)	(120,839)	(867,988)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	14,778,939	8,961,148

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Stockholder’s Deficit

(Expressed in US dollars)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance – June 4, 2009 (Date of Inception)
Founders shares for cash at $0.001 per share	5,500,000	5,500	(5,500)	–	–	–
Common stock issued for cash at $0.05 per share	400,000	400	19,601	–	–	20,001
Net loss for the period	–	–	–	–	(67,502)	(67,502)
Balance – April 30, 2010	5,900,000	5,900	14,101	–	(67,502)	(47,501)
Proceeds from common stock issuable	–	–	–	12,000	–	12,000
Net loss for the year	–	–	–	–	(129,352)	(129,352)
Balance – April 30, 2011	5,900,000	5,900	14,101	12,000	(196,854)	(164,853)
Issuance of common stock for cash	955,000	955	46,796	(12,000)	–	35,751
Issuance of common shares to settle debt	557,038	557	27,295	–	–	27,852
Issuance of common shares for services	985,000	985	48,265	–	–	49,250
Proceeds from common stock issuable	–	–	–	2,000	–	2,000
Net loss for the year	–	–	–	–	(145,493)	(145,493)
Balance – April 30, 2012	8,397,038	8,397	136,457	2,000	(342,347)	(195,493)
Issuance of common stock for cash	40,000	40	1,960	(2,000)	–	–
Issuance of common shares for services	1,400,000	1,400	98,600	–	–	100,000
Net loss for the year	–	–	–	–	(120,839)	(120,839)
Balance – April 30, 2013	9,837,038	9,837	237,017	–	(463,186)	(216,332)
Shares issued upon conversion of notes payable	7,540,239	7,540	56,274	–	–	63,814
Issuance of common shares to settle debt	4,800,000	4,800	283,200	–	–	288,000
Net loss for the year	–	–	–	–	(404,802)	(404,802)
Balance – April 30, 2014	22,177,277	22,177	576,491	–	(867,988)	(269,320)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Consolidated Statements of Cashflow

(Expressed in US dollars)

	For the year ended	For the year ended	Accumulated from June 4, 2009 (Date of Inception) to April 30,
	April 30,	April 30,	2014
	2014	2013	$
	$	$

Operating Activities
Net loss	(404,802)	(120,839)	(867,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on convertible debt payable	46,940	–	46,940
Depreciation	255	445	1,802
Common stock issued for services	–	–	49,250
Expenses paid by related party	399	86	485
Gain (loss) on settlement of debt	175,000	(40,000)	133,631
Issuance of note payable for services and debt	19,000	–	19,000
Loss on change in fair value of derivative liability	39,420	–	39,420
Effects of foreign exchange	(1,865)	–	(1,865)
Changes in operating assets and liabilities:
Accounts receivable	(91)	–	(91)
Prepaid expense	22,686	77,314	100,000
Accounts payable and accrued liabilities	(15,587)	55,720	148,553
Accrued compensation	66,900	24,000	90,900
Net Cash Used In Operating Activities	(51,745)	(3,274)	(239,963)
Investing Activities
Purchase of property and equipment	–	–	(1,805)
Net Cash Used in Investing Activities	–	–	(1,805)
Financing Activities
Proceeds from issuance of common shares	–	–	69,752
Proceeds from convertible debenture	65,000	–	65,000
Proceeds from notes payable	–	–	27,157
Proceeds from related party payable	600	200	120,611
Repayment on related party payable	(8,765)	(5,276)	(35,550)
Net Cash Provided by (Used in) Financing Activities	56,835	(5,076)	246,970
Increase (Decrease) in Cash	5,090	(8,350)	5,202
Cash – Beginning of Period	112	8,462	–
Cash – End of Period	5,202	112	5,202

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Shares issued for founders shares	–	–	5,500
Common stock issued for conversion of convertible debt	63,815	–	63,815
Common stock issued to settle debt	288,000	–	315,157
Common stock issued for stock subscriptions payable	–	2,000	2,000
Common stock issued for prepaid services	–	100,000	45,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2014, the Company has not recognized significant revenue, has a working capital deficit of $269,320, and has an accumulated deficit of $867,988. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2014 and 2013, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of April 30, 2014, the Company had 20,196,079 (2013 – nil) potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, accrued compensation, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a “Level 2” input. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	April 30, 2014 Net Carrying Value $	April 30, 2013 Net Carrying Value $
Computer hardware	1,805	1,805	–	258
	1,805	1,805	–	258

4.

Related Party Transactions

a)

During the year ended April 30, 2013, the Company incurred $60,000 (2013 - $15,000) of management fees to the President and Director of the Company. As at April 30 2014, the Company owed $33,900 (April 30, 2013 - $15,000) in accrued compensation.

b)

During the year ended April 30, 2014, the Company incurred $18,000 (2013 – $9,000) of management fees to the former Secretary and Treasurer of the Company. As at April 30, 2014, the Company owed $9,000 (2013 - $9,000) in accrued compensation.

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

e)

As at April 30, 2014, the Company owed $47,696 (2013 - $60,281) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

f)

As at April 30, 2014, the Company owed $548 (2013 - $86) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

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

Common Shares (continued)

e)

On February 18, 2014, the Company issued 1,160,000 common shares upon the conversion of $2,320 of convertible notes payable as described in Note 6.

f)

On February 24, 2014, the Company issued 1,460,000 common shares upon the conversion of $2,920 of convertible notes payable as described in Note 6.

g)

On March 25, 2014, the Company issued 2,010,000 common shares upon the conversion of $4,020 of convertible notes payable as described in Note 6.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the year ended April 30, 2014, the Company issued 7,540,240 shares of common stock for the conversion of $20,600 of the note. As at April 30, 2014, the carrying value of the note was $11,900 (2013 - $nil) and $32,500 (2013 - $nil) of accretion expense had been recorded.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $19,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $19,000. As at April 30, 2014, the carrying value of the note was $14,440 (2013 - $nil) and $14,440 of accretion expense had been recorded.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.

Income Taxes

The Company has $646,596 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 25% to net loss before income taxes for the year ended April 30, 2014 and 2013 as a result of the following:

	2014 $	2013 $
Net loss before taxes	(404,802)	(143,525)
Statutory rate	34.0%	34.0%
Computed expected tax recovery	137,632	41,085
Permanent differences and other	88,947	16,837
Change in valuation allowance	48,685	(57,922)
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2014 and 2013 after applying enacted corporate income tax rates are as follows:

	2014 $	2013 $
Net operating losses carried forward	219,843	171,158
Total gross deferred income tax assets	219,843	171,158
Valuation allowance	(219,843)	(171,158)
Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at April 30, 2014, the Company has no uncertain tax positions.

8.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after April 30, 2014, except the following:

a)

On May 19, 2014, the Company issued 2,012,500 common shares upon the conversion of $2,415 of convertible notes payable.

b)

On May 21, 2014, the Company issued 2,192,308 common shares upon the conversion of $2,850 of convertible notes payable.

c)

On June 4, 2014, the Company issued 2,208,333 common shares upon conversion of $2,650 of convertible notes payable.

d)

On June 23, 2014, the Company issued 2,215,000 common shares upon conversion of $2,215 of convertible notes payable.

e)

On July 22, 2014, the Company issued 2,210,938 common shares upon conversion of $1,415 of convertible notes payable.

f)

On July 28, 2014, the Company issued 2,203,125 common shares upon the conversion of $1,240 of convertible notes payable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Jesse Keller	35	President, CEO, CFO, Treasurer & Secretary and Director	(1)

(1)

Mr. Keller was appointed as President, CEO, CFO and a director of the Company on February 23, 2010 and was appointed as Secretary and Treasurer on December 19, 2013.

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

Identification of Significant Employees

Our President is our only full-time employee. We use consultants and independent contractors on a case-to-case basis. We use developers on a contract or limited basis to develop code for the Apps. As such developers are hired on an “as-needed” basis, we do not have agreements in place with the developers, nor do we plan on entering into agreements with the developers. In the future, we intend on having a team of in-house developers who are employees of the Company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

1.

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

2.

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

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

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

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

8.

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

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director who also serves as the sole executive officer of the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2014 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2014 and 2013:

Summary Compensation Table

						Non-Equity	Nonqualified
	Fiscal					Incentive	Deferred
	Year			Stock	Option	Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	4/30	($)	($)	($)	($)	($)	($)	($)	($)
Jesse Keller (1)	2013	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
President, CEO, CFO, Director,
Secretary and Treasurer	2014	60,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	60,00
Richard M. Smith(3)	2013	9,000	-0-	-0-	-0-	-0-	-0-	-0-	9,000
Former Treasurer & Secretary	2014	18,000 (4)	-0-	-0-	-0-	-0-	-0-	-0-	18,000

Notes to Summary Compensation Table:

(1)

Mr. Keller was appointed as President, CEO, CFO and a director of the Company on February 23, 2010 and was appointed as Secretary and Treasurer on December 19, 2013.

(2)

During the year ended 2014, Jesse Keller received $60,000 in management fees.

(3)

Mr. Smith served as Secretary and Treasurer of the Company from January 9, 2013 until his resignation on December 18, 2013.

(4)

During the year ended 2014, Mr. Smith received $18,000 in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2014.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 8, 2014 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. As of August 8, 2014, we had 35,219,481shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Jesse Keller (3)	Common	6,420,000	18.23%
403-1630 Pandosy St.
Kelowna, BC Canada V1Y 1P7

All Officers and Directors as a Group (1 Person)	Common	6,420,000	18.23%

Richard Smith (4)	Common	1,800,000	5.11%
403-1630 Pandosy St.
Kelowna, BC Canada V1Y 1P7

Ian Jonas Klippenstein(5)	Common	2,500,000	7.10%
403-1630 Pandosy St.
Kelowna, BC Canada V1Y 1P7

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

(2)

Based on 35,219,481 issued and outstanding shares of common stock as of August 8, 2014.

(3)

Jesse Keller is the Company’s President, CEO, CFO, Secretary, Treasurer and director. His beneficial ownership includes 6,420,000 common shares.

(4)

Richard Smith was the former Secretary and a Director of the Company until his resignation on December 18, 2013. His beneficial ownership includes 1,800,000 common shares.

(5)

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended April 30, 2013, the Company incurred $60,000 (2013 - $15,000) of management fees to the President and Director of the Company. As at April 30 2014, the Company owed $33,900 (April 30, 2013 - $15,000) in accrued compensation.

During the year ended April 30, 2014, the Company incurred $18,000 (2013 – $9,000) of management fees to the former Secretary and Treasurer of the Company. As at April 30, 2014, the Company owed $9,000 (2013 - $9,000) in accrued compensation.

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

As at April 30, 2014, the Company owed $47,696 (2013 - $60,281) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2014, the Company owed $548 (2013 - $86) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2014	Year Ended April 30, 2013
Audit fees	$11,500	$8,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$11,500	$8,500

Audit Fees

During the fiscal year ended April 30, 2014, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2014.

During the fiscal year ended April 30, 2013, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

Dated: August 11, 2014

/s/ Jesse Keller

By: Jesse Keller

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 11, 2014

/s/ Jesse Keller

Jesse Keller - Director