Form 10-Q
period 2014-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2014-09-29
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes      . No  X .

As of September 23, 2014, there were 58,050,672 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2014

Condensed Consolidated Balance Sheets	5
Condensed Consolidated Statements of Operations	6
Condensed Consolidated Statements of Cash Flows	7
Notes to the Condensed Consolidated Financial Statements	8

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2014 $	April 30, 2014 $
	(Unaudited)
ASSETS

Current Assets

Cash	34,194	5,202
Accounts receivable	252	91
Prepaid expense	3,483	–

Total Assets	37,929	5,293

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	66,774	77,471
Accrued compensation	57,900	42,900
Due to related parties	33,196	47,696
Convertible debenture, net of unamortized discount of $32,099 and $4,560, respectively	96,901	58,840
Derivative liability	88,077	47,706

Total Liabilities	342,848	274,613

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 35,219,481 and 22,177,277 common shares, respectively	35,220	22,177

Additional paid-in capital	620,843	576,491

Accumulated deficit	(960,982)	(867,988)

Total Stockholders’ Deficit	(304,919)	(269,320)

Total Liabilities and Stockholders’ Deficit	37,929	5,293

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the three months ended July 31, 2014 $	For the three months ended July 31, 2013 $
Revenues	228	170

	228	170

Operating Expenses

Consulting fees	1,750	22,686
Depreciation	–	97
General and administrative	4,973	(543)
Management fees	15,000	24,000
Professional fees	11,236	11,490

Total Operating Expenses	32,959	57,730

Net loss before other expenses	(32,731)	(57,560)

Other Income (Expenses)
Accretion of discount on convertible notes payable	(4,961)	–
Financing cost	(1,017)	(2,500)
Interest expense	(3,023)	(506)
Loss on change in fair value of derivative liability	(51,262)	–

Total Other Income (Expenses)	(60,263)	(3,006)

Net Loss	(92,994)	(60,566)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	28,179,031	9,837,038

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(Unaudited)

	For the three months ended July 31, 2014 $	For the three months ended July 31, 2013 $
Operating Activities

Net loss	(92,994)	(60,566)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	4,961	–
Depreciation	–	97
Expenses paid by related party	–	105
Financing costs	1,017	–
Loss on change in fair value of derivative liability	51,262	–

Changes in operating assets and liabilities:

Accounts receivable	(161)	–
Prepaid expense	–	22,686
Accounts payable and accrued liabilities	(8,593)	(17,079)
Accrued compensation	15,000	24,000

Net Cash Used In Operating Activities	(29,508)	(30,757)

Financing Activities

Proceeds from convertible debenture	73,000	32,500
Repayment on related party payable	(14,500)	–

Net Cash Provided by Financing Activities	58,500	32,500

Increase in Cash	28,992	1,743

Cash – Beginning of Period	5,202	112

Cash – End of Period	34,194	1,855

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debt	57,394	–

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2014, the Company has not recognized significant revenue, has a working capital deficit of $304,919, and has an accumulated deficit of $960,982. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and April 30, 2014, the Company had no items representing cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of July 31, 2014, the Company had 72,128,851 (April 30, 2014 – 20,196,079) potentially dilutive shares outstanding.

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

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 and April 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

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

k)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. In the period ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the three months ended July 31, 2014, the Company incurred $15,000 (2013 - $15,000) of management fees to the President and Director of the Company. As at July 31, 2014, the Company owed $48,900 (April 30, 2014 - $33,900) in accrued compensation.

b)

During the three months ended July 31, 2014, the Company incurred $nil (2013 – $9,000) of management fees to the former Secretary and Treasurer of the Company. As at July 31, 2014, the Company owed $9,000 (April 30, 2014 - $9,000) in accrued compensation.

c)

As at July 31, 2014, the Company owed $33,196 (April 30, 2014 - $47,696) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

As at July 31, 2014, the Company owed $548 (April 30, 2014 - $548) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

4.

Common Shares

a)

On May 19, 2014, the Company issued 2,012,500 common shares upon the conversion of $2,415 of convertible notes payable as described in Note 5.

b)

On May 21, 2014, the Company issued 2,192,308 common shares upon the conversion of $2,850 of convertible notes payable as described in Note 5.

c)

On June 4, 2014, the Company issued 2,208,333 common shares upon the conversion of $2,650 of convertible notes payable as described in Note 5.

d)

On June 23, 2014, the Company issued 2,215,000 common shares upon the conversion of $2,215 of convertible notes payable as described in Note 5.

e)

On July 22, 2014, the Company issued 2,210,938 common shares upon the conversion of $1,415 of convertible notes payable as described in Note 5.

f)

On July 28, 2014, the Company issued 2,203,125 common shares upon the conversion of $355 of convertible notes payable and $1,055 accrued interest payable as described in Note 5.

5.

Convertible Debentures

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended July 31, 2014, the Company issued 13,042,204 shares of common stock for the conversion of $11,900 of the note and $1,055 of accrued interest. As at July 31, 2014, the carrying value of the note was $nil (April 30, 2014 - $11,900).

5.

Convertible Debentures (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $19,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $19,000. As at July 31, 2014, the carrying value of the note was $19,000 and $4,560 of accretion expense had been recorded.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. As at July 31, 2014, the carrying value of the note was $401 and $401 of accretion expense had been recorded.

d)

On May 21, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $37,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015. After 180 days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

The Company analyzed the conversion option of the KBM note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until November 17, 2014, the Company will delay measuring the derivative liability until such date.

e)

On May 23, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on May 23, 2015. After 180 days or November 19, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company’s common shares for the past 15 trading days prior to notice of conversion.

The Company analyzed the conversion option of the LG Capital note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until November 19, 2014, the Company will delay measuring the derivative liability until such date.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2014, excepting the following:

a)

On August 12, 2014, the Company issued 1,922,535 common shares upon the conversion of $1,365 of convertible notes payable.

b)

On August 12, 2014, the Company issued 1,591,549 common shares upon the conversion of $1,130 of convertible notes payable.

c)

On August 18, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

d)

On August 22, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

e)

On August 28, 2014, the Company issued 3,507,246 common shares upon the conversion of $2,420 of convertible notes payable.

f)

On September 5, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

g)

On September 12, 2014, the Company issued 5,267,606 common shares upon the conversion of $3,740 of convertible notes payable.

END NOTES TO FINANCIALS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2014 $	April 30, 2014 $
Current Assets	37,929	5,293
Current Liabilities	342,848	274,613
Working Capital (Deficit)	(304,919)	(269,320)

Cash Flows

	For the three months ended July 31, 2014 $	For the three months ended July 31, 2013 $
Cash Flows used in Operating Activities	(29,508)	(30,757)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	58,500	32,500
Net increase (decrease) in Cash During Period	28,992	1,743

Operating Revenues

For the three months ended July 31, 2014, the Company earned revenues of $228 compared with $170 for the three months ended July 31, 2013.

Operating Expenses and Net Loss

For the three months ended July 31, 2014, the Company incurred operating expenses of $32,959 compared with $57,730 for the three months ended July 31, 2013.  The decrease in operating expenses were related to a decrease in consulting fees and management fees.

For the three months ended July 31, 2014, the Company had a net loss of $92,994 compared with a net loss of $60,566 for the three months ended July 31, 2013.  The increase in net loss for the period ended July 31, 2014 as compared to the same period in 2013 can be attributed to an increase in loss on change in fair value of derivative liability.

Liquidity and Capital Resources

As at July 31, 2014, the Company had $34,194 in cash and total assets of $37,929 as compared to cash of $5,202 and total assets of $5,293 as at April 30, 2013. The increase in cash and total assets were attributed to debt financing of $32,500 received by the Company.

As at July 31, 2014, the Company had total liabilities of $342,848 compared with total liabilities of $274,613 at April 30, 2013. The increase in total liabilities can be attributed to an increase in derivative liability and convertible debentures.

As at July 31, 2014, the Company had a working capital deficit of $304,919 compared with a working capital deficit of $269,320 as at April 30, 2013. The increase in working capital deficit was due to an increase in total liabilities due to new convertible debentures and a decrease in total assets due to a decrease in prepaid expenses.

Cash Flow from Operating Activities

During the three month period ended July 31, 2014, the Company used $29,508 of cash for operating activities compared to the use of $30,757 of cash for operating activities during the three month period ended July 31, 2013.

Cash Flow from Financing Activities

During the three month period ended July 31, 2014, the Company received $58,500 of cash from financing activities compared to the use of $32,500 for the three month period ended July 31, 2013.  During the current period, the Company received $73,000 in proceeds from the issuance of convertible debentures less $14,500 for the repayment of amounts owing to related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 11, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On July 28, 2014, the Company issued 2,203,125 common shares upon the conversion of $355 of convertible notes payable and $1,055 accrued interest payable.

2.

Subsequent Issuances:

On August 12, 2014, the Company issued 1,922,535 common shares upon the conversion of $1,365 of convertible notes payable.

On August 12, 2014, the Company issued 1,591,549 common shares upon the conversion of $1,130of convertible notes payable.

On August 18, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

On August 22, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

On August 28, 2014, the Company issued 3,507,246 common shares upon the conversion of $2,420 of convertible notes payable.

On September 5, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable.

On September 12, 2014, the Company issued 5,267,606 common shares upon the conversion of $3,740 of convertible notes payable.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 29, 2014	/s/ Jesse Keller
By: Jesse Keller
Its: President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 29, 2014	/s/ Jesse Keller
By: Jesse Keller
Its: President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer & Director