Form 10-Q
period 2014-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2014-12-22
CIK 1490054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of December 19, 2014, there were 225,418,086 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Six Months Ended October 31, 2014

Page
5
Condensed Consolidated Balance Sheets (unaudited)	6
Condensed Consolidated Statements of Operations (unaudited)	7
Condensed Consolidated Statements of Cash Flows (unaudited)	8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31,	April 30,
	2014	2014
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	8	5,202
Accounts receivable	377	91
Prepaid expense	2,152	–

Total Assets	2,537	5,293

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	89,389	77,471
Accrued compensation	69,965	42,900
Due to related parties	17,846	47,696
Convertible debenture, net of unamortized discount of $nil and $4,560, respectively	119,690	58,840
Derivative liability	65,651	47,706

Total Liabilities	362,541	274,613

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 165,372,208 and 22,177,277 common shares, respectively	165,372	22,177

Additional paid-in capital	717,635	576,491

Accumulated deficit	(1,243,011)	(867,988)

Total Stockholders’ Deficit	(360,004)	(269,320)

Total Liabilities and Stockholders’ Deficit	2,537	5,293

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013	For the six months ended October 31, 2014	For the six months ended October 31, 2013
	$	$	$	$

Revenues	30	199	258	369

	30	199	258	369

Operating Expenses

Consulting fees	–	–	1,750	22,686
Depreciation	–	91	–	188
General and administrative	37,655	1,326	42,628	783
Management fees	109,565	24,000	124,565	48,000
Professional fees	3,031	6,600	14,267	18,090

Total Operating Expenses	150,251	32,017	183,210	89,747

Net loss before other expenses	(150,221)	(31,818)	(182,952)	(89,378)

Other Expenses
Accretion of discount on convertible notes payable	(32,099)	–	(37,060)	–
Financing cost	(1,331)	–	(2,348)	–
Interest expense	(28,492)	(1,403)	(31,515)	(4,409)
Loss on change in fair value of derivative liability	(69,886)	–	(121,148)	–
Loss on settlement of related party debt	–	(240,000)	–	(240,000)

Total Other Expenses	(131,808)	(241,403)	(192,071)	(244,409)

Net Loss	(282,029)	(273,221)	(375,023)	(333,787)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.02)	(0.01)	(0.03)

Weighted Average Shares Outstanding – Basic and Diluted	63,070,112	13,228,342	45,458,198	11,532,640

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2014	For the six months ended October 31, 2013
	$	$

Operating Activities

Net loss	(375,023)	(333,787)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	37,060	–
Depreciation	–	188
Effect on foreign exchange	–	(3,272)
Expenses paid on behalf of the Company	–	19,000
Expenses paid by related party	–	399
Financing costs	2,348	–
Loss on change in fair value of derivative liability	121,148	–
Loss on settlement of related party debt	–	240,000
Shares issued for default penalty	25,750	–
Shares issued for management fees	97,500	–

Changes in operating assets and liabilities:

Accounts receivable	(286)	–
Prepaid expense	–	22,686
Accounts payable and accrued liabilities	16,094	(25,422)
Accrued compensation	27,065	48,000

Net Cash Used In Operating Activities	(48,344)	(32,208)

Financing Activities

Proceeds from convertible debenture	73,000	32,500
Proceeds from related party payable	–	600
Repayment on related party payable	(29,850)	(1,000)

Net Cash Provided by Financing Activities	43,150	32,100

Decrease in Cash	(5,194)	(108)

Cash – Beginning of Period	5,202	112

Cash – End of Period	8	4

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debt	186,839	–
Common stock issued to settle debt	–	48,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2014, the Company has not recognized significant revenue, has a working capital deficit of $360,004, and has an accumulated deficit of $1,243,011. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and April 30, 2014, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of October 31, 2014, the Company had 68,937,908 (April 30, 2014 – 20,196,079) potentially dilutive shares outstanding.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and April 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. In the period ended October 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the six months ended October 31, 2014, the Company incurred $27,065 (2013 - $30,000) of management fees to the former President and Director of the Company. As at October 31, 2014, the Company owed $60,965 (April 30, 2014 - $33,900) in accrued compensation.

b)

During the six months ended October 31, 2014, the Company incurred $nil (2013 – $18,000) of management fees to the former Secretary and Treasurer of the Company. As at October 31, 2014, the Company owed $9,000 (April 30, 2014 - $9,000) in accrued compensation.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

3.

Related Party Transactions (continued)

c)

During the six months ended October 31, 2014, the Company issued 75,000,000 common shares (2014 – nil) with a fair value of $97,500 (2014 - $nil) to the President and Director of the Company. Refer to Note 4(q)

d)

As at October 31, 2014, the Company owed $17,846 (April 30, 2014 - $47,696) to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

e)

As at October 31, 2014, the Company owed $650 (April 30, 2014 - $548) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

4.

Common Shares

a)

On May 19, 2014, the Company issued 2,012,500 common shares upon the conversion of $2,415 of convertible notes payable as described in Note 5(a).

b)

On May 21, 2014, the Company issued 2,192,308 common shares upon the conversion of $2,850 of convertible notes payable as described in Note 5(a).

c)

On June 4, 2014, the Company issued 2,208,333 common shares upon the conversion of $2,650 of convertible notes payable as described in Note 5(a).

d)

On June 23, 2014, the Company issued 2,215,000 common shares upon the conversion of $2,215 of convertible notes payable as described in Note 5(a).

e)

On July 22, 2014, the Company issued 2,210,938 common shares upon the conversion of $1,415 of convertible notes payable as described in Note 5(a).

f)

On July 28, 2014, the Company issued 2,203,125 common shares upon the conversion of $355 of convertible notes payable and $1,055 accrued interest payable as described in Note 5(a).

g)

On August 11, 2014, the Company issued 1,591,549 common shares upon the conversion of $1,130 of convertible notes payable as described in Note 5(a).

h)

On August 12, 2014, the Company issued 1,922,535 common shares upon the conversion of $1,365 of accrued interest payable as described in Note 5(b).

i)

On August 18, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable as described in Note 5(b).

j)

On August 22, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable as described in Note 5(b).

k)

On August 28, 2014, the Company issued 3,507,246 common shares upon the conversion of $2,420 of convertible notes payable as described in Note 5(b).

l)

On September 5, 2014, the Company issued 3,514,085 common shares upon the conversion of $2,495 of convertible notes payable as described in Note 5(b).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

4.

Common Shares (continued)

m)

On September 12, 2014, the Company issued 5,267,606 common shares upon the conversion of $3,740 of convertible notes payable as described in Note 5(b).

n)

On September 29, 2014, the Company issued 5,795,775 common shares upon the conversion of $4,115 of convertible notes payable as described in Note 5(b).

o)

On October 16, 2014, the Company issued 5,714,286 common shares upon the conversion of $4,000 of convertible notes payable as described in Note 5(b).

p)

On October 21, 2014, the Company issued 5,795,082 common shares upon the conversion of $3,535 of convertible notes payable as described in Note 5(b).

q)

On October 21, 2014, the Company issued 75,000,000 common shares with a fair value of $97,500 to the President and Director of the Company. Fair value was based on the closing market price on the date of Board approval.

r)

On October 30, 2014, the Company issued 4,262,295 common shares upon the conversion of $1,840 of convertible notes payable and $760 of accrued interest payable as described in Note 5(b).

s)

On October 30, 2014, the Company issued 10,754,098 common shares upon the conversion of $6,560 of convertible notes payable as described in Note 5(c).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended October 31, 2014, the Company issued 14,633,753 shares of common stock for the conversion of $11,900 of the note and $2,185 of accrued interest. As at October 31, 2014, the carrying value of the note was $nil (April 30, 2014 - $11,900).

b)

On September 3, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $19,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on June 5, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or March 2, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion. On June 5, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $9,500 which has been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $19,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $19,000. During the period ended October 31, 2014, the Company issued 42,807,080 shares of common stock for the conversion of $28,500 of the note and $760 of accrued interest. As at October 31, 2014, the carrying value of the note was $nil (April 30, 2014 - $19,000).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

5.

Convertible Debentures (continued)

c)

On December 17, 2013, the Company issued a convertible debenture, to a non-related party, for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which has been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended October 31, 2014, the Company issued 10,754,098 shares of common stock for the conversion of $6,560. As at October 31, 2014, the carrying value of the note was $42,190 (April 30, 2014 - $32,500).

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

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2014, excepting the following:

a)

On November 3, 2014, the Company issued 15,016,393 common shares upon the conversion of $9,160 of convertible notes payable.

b)

On November 7, 2014, the Company issued 15,017,857 common shares upon the conversion of $8,410 of convertible notes payable.

c)

On November 10, 2014, the Company issued 15,000,000 common shares upon the conversion of $8,100 of convertible notes payable.

d)

On November 18, 2014, the Company issued 15,011,628 common shares upon the conversion of $6,455 of convertible notes payable.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2014 $	April 30, 2014 $
Current Assets	2,537	5,293
Current Liabilities	362,541	274,613
Working Capital (Deficit)	(360,004)	(269,320)

Cash Flows

	October 31, 2014 $	October 31, 2013 $
Cash Flows used in Operating Activities	(48,344)	(32,208)
Cash Flows from (used in) Investing Activities	−	−
Cash Flows from (used in) Financing Activities	43,150	32,100
Net increase (decrease) in Cash During Period	(5,194)	(108)

Operating Revenues

For the six months ended October 31, 2014, the Company earned revenues of $258 compared with $369 for the six months ended October 31, 2013.

Operating Expenses and Net Loss

For the six months ended October 31, 2014, the Company incurred operating expenses of $183,210 compared with $89,747 for the six months ended October 31, 2013. The increase of $93,463 is due to an increase in management fees of $76,565 relating to the fair value of 75,000,000 common shares issued to the new President and Director with a fair value of $97,500 and an increase of $41,845 in general and administrative expenses relating to an increase in day-to-day operations compared to prior year. The increases were offset by a decrease of $20,936 in consulting fees as the Company used less consultants during the current period compared with the prior period.

For the six months ended October 31, 2014, the Company had a net loss of $375,023 compared with a net loss of $333,787 for the six months ended October 31, 2013. In addition to the increase in operating expenses, the Company recorded a loss on the change in fair value of the derivative liability of $121,148, accretion and interest expense of $68,575 relating to the Company’s convertible debentures, and financing cost of $2,348. In the prior period, the Company recorded a loss on settlement of debt of $240,000 and interest expense of $4,409.

Liquidity and Capital Resources

As at October 31, 2014, the Company had cash of $8 and total assets of $2,537 compared with cash of $5,202 and total assets of $5,293 as at April 30, 2014. The decrease in total assets was attributed to use of cash for operating expenses during the period.

As at October 31, 2014, the Company had total liabilities of $362,541 compared with total liabilities of $274,613 at April 30, 2014. The increase in total liabilities was attributed to an increase in convertible debentures of $60,850, derivative liability of $17,945 due to an increase in the number of common shares for potential conversion of outstanding debentures, accrued compensation of $27,065 for unpaid management fees, and accounts payable and accrued liabilities of $11,918 due to limited cash flow to repay outstanding obligations on a timely basis. The increases were offset by a decrease in amounts due to related parties of $29,850 for amounts that were repaid during the period.

As at October 31, 2014, the Company had a working capital deficit of $360,004 compared with a working capital deficit of $269,320 as at April 30, 2014. The increase in working capital deficit was due to an increase in total liabilities due to new convertible debentures and a decrease in total assets.

Cash Flow from Operating Activities

During the period ended October 31, 2014, the Company used $48,344 of cash for operating activities compared to the use of $32,208 of cash for operating activities during the period ended October 31, 2012. The increase in net cash used for operating activities was due to the fact that the Company raised additional funding from issuance of convertible debentures which were used to satisfy outstanding operating obligations of the Company.

Cash Flow from Financing Activities

During the period ended October 31, 2014, the Company received $43,150 of cash from financing activities compared to $32,100 for the period ended October 31, 2013. During the current period, the Company received $73,000 in proceeds from the issuance of convertible debt offset by repayments of $29,850 to related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II. OTHER INFORMATION

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

Dated: December 19, 2014

/s/ Rob Sargent

By: Rob Sargent

Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 19, 2014

/s/ Rob Sargent

By: Rob Sargent

Its: Director