Form 10-Q
period 2015-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2015-03-24
CIK 1490054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 23, 2015, there were 1,610,004 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Nine Months Ended January 31, 2015

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2015 $	April 30, 2014 $
	(unaudited)
ASSETS

Current Assets

Cash	–	5,202
Accounts receivable	433	91
Prepaid expense	821	–

Total Assets	1,254	5,293

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	84,769	77,471
Accrued compensation	9,000	42,900
Due to related parties	6,291	47,696
Convertible debenture, net of unamortized discount of $27,328 and $4,560, respectively	56,102	58,840
Derivative liability	321,562	47,706

Total Liabilities	477,724	274,613

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 1,535,004 and 111,145 common shares, respectively	1,535	111

Additional paid-in capital	1,074,483	598,557

Accumulated deficit	(1,552,488)	(867,988)

Total Stockholders’ Deficit	(476,470)	(269,320)

Total Liabilities and Stockholders’ Deficit	1,254	5,293

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2015 $	For the three months ended January 31, 2014 $	For the nine months ended January 31, 2015 $	For the nine months ended January 31, 2014 $

Revenues	–	122	258	491

	–	122	258	491

Operating Expenses

Consulting fees	–	–	1,750	22,686
Depreciation	–	67	–	255
General and administrative	(3,719)	(8,471)	38,909	(7,688)
Management fees	–	15,000	124,565	63,000
Professional fees	3,811	6,100	18,078	24,190

Total Operating Expenses	92	12,696	183,302	102,443

Net loss before other expenses	(92)	(12,574)	(183,044)	(101,952)

Other Expenses
Accretion of discount on convertible notes payable	(35,387)	(31,726)	(72,447)	(31,726)
Financing cost	(1,331)	(2,500)	(3,679)	(5,000)
Interest expense	(1,624)	(71,135)	(33,139)	(73,044)
Gain (loss) on change in fair value of derivative liability	(271,043)	44,953	(392,191)	44,953
Loss on settlement of related party debt	–	–	–	(240,000)

Total Other Expenses	(309,385)	(60,408)	(501,456)	(304,817)

Net Loss	(309,477)	(72,982)	(684,500)	(406,769)
Net Loss Per Share – Basic and Diluted	(0.27)	(6.79)	(1.28)	(5.65)
Weighted Average Shares Outstanding – Basic and Diluted	1,145,931	10,749	533,504	72,012

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2015 $	For the nine months ended January 31, 2014 $

Operating Activities

Net loss for the period	(684,500)	(406,769)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on convertible debt payable	72,447	31,726
Depreciation	–	255
Effect on foreign exchange	–	(8,979)
Expenses paid by related party	–	370
Financing costs	3,679	–
Interest expense or origination of convertible debenture	–	70,399
Loss (gain) on change in fair value of derivative liability	392,191	(44,953)
Loss on settlement of related party debt	–	240,000
Shares issued for default penalty	25,750	–
Shares issued for management fees	97,500	–

Changes in operating assets and liabilities:
Accounts receivable	(342)	–
Prepaid expense	–	22,686
Accounts payable and accrued liabilities	11,543	41,264
Accrued compensation	27,065	–
Net Cash Used In Operating Activities	(54,667)	(54,001)

Financing Activities

Proceeds from convertible debenture	73,000	84,000
Proceeds from related party payable	–	540
Repayment on related party payable	(23,535)	(2,799)
Net Cash Provided by Financing Activities	49,465	81,741

Change in Cash	(5,202)	27,740

Cash, Beginning of Period	5,202	112

Cash, End of Period	–	27,852

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debt	301,015	–
Common stock issued to settle debt	–	48,000
Amount due to related party forgiven included in additional paid-in capital	17,870	–

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Appiphany Technologies Holdings Corp. (“The Company”) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2015, the Company has not recognized significant revenue, has a working capital deficit of $476,470, and has an accumulated deficit of $1,552,488. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2015 and April 30, 2014, the Company had no items representing cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of January 31, 2015, the Company had 1,229,245,000 (6,146,225 post-split) potentially dilutive common shares outstanding.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015 and April 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. For the period ended January 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the nine months ended January 31, 2015, the Company incurred $27,065 (2014 - $45,000) of management fees to the former President and Director of the Company. During the nine months ended January 31, 2015, the amount of $60,965 owing for accrued management fees was forgiven and included in additional paid-in capital. As at January 31, 2015, the Company owed $nil (April 30, 2014 - $33,900) in accrued compensation.

b)

During the nine months ended January 31, 2015, the Company incurred $nil (2014 – $18,000) of management fees to the former Secretary and Treasurer of the Company. As at January 31, 2015, the Company owed $9,000 (April 30, 2014 - $9,000) in accrued compensation.

c)

During the nine months ended January 31, 2015, the Company issued 75,000,000 (375,000 post-split) common shares (2014 – nil) with a fair value of $97,500 (2014 - $nil) to the President and Director of the Company. Refer to Note 4(q).

d)

During the nine months ended January 31, 2015, the amount of $17,870 due to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital. As at January 31, 2015, the Company owed $nil (April 30, 2014 - $47,696) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

e)

As at January 31, 2015, the Company owed $6,291 (CND$8,000) (April30, 2014 - $nil), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

f)

As at January 31, 2015, the Company owed $722 (April 30, 2014 - $548) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

4.

Common Shares

a)

During the period ended January 31, 2015, the Company issued 14,633,800 (73,169 post-split) common shares upon the conversion of $11,900 of convertible notes payable and $2,185 of accrued interest payable as described in Note 5(a).

b)

During the period ended January 31, 2015, the Company issued 42,807,080 (214,035 post-split) common shares upon the conversion of $28,500 of convertible notes payable and $760 of accrued interest payable as described in Note 5(b).

c)

During the period ended January 31, 2015, the Company issued 70,799,976 (354,000 post-split) common shares upon the conversion of $38,685 of convertible notes payable as described in Note 5(c).

d)

During the period ended January 31, 2015, the Company issued 56,000,000 (280,000 post-split) common shares upon the conversion of $2,800 of convertible notes payable as described in Note 5(d).

e)

During the period ended January 31, 2015, the Company issued 25,530,909 (127,655 post-split) common shares upon the conversion of $1,335 of convertible notes payable and $69 of accrued interest payable as described in Note 5(e).

f)

During the period ended January 31, 2015, the Company issued 75,000,000 (375,000 post-split) common shares with a fair value of $97,500 to the President and Director of the Company. Fair value was based on the closing market price on the date of Board approval.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended January 31, 2015, the Company issued 73,169 shares of common stock for the conversion of $11,900 of the note and $2,185 of accrued interest. As at January 31, 2015, the carrying value of the note was $nil (April 30, 2014 - $11,900).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $19,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $19,000. During the period ended January 31, 2015, the Company issued 214,035 shares of common stock for the conversion of $28,500 of the note and $760 of accrued interest. As at January 31, 2015, the carrying value of the note was $nil (April 30, 2014 - $19,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the period ended January 31, 2015, the Company issued 354,000 shares of common stock for the conversion of $38,685. As at January 31, 2015, the carrying value of the note was $10,065 (April 30, 2014 - $32,500).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $37,500. During the period ended January 31, 2015, the Company issued 280,000 shares of common stock for the conversion of $2,800. As at January 31, 2015, the carrying value of the note was $34,700 (April 30, 2014 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the period ended January 31, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. As at January 31, 2015, the carrying value of the note was $38,665 (April 30, 2014 - $nil).

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2015, excepting the following:

a)

On February 3, 2015, the Company effected a 1-for-200 reverse split of its issued and outstanding common shares. The impact of the reverse split decreased the number of issued and outstanding common shares from 306,948,995 to 1,535,004 common shares, and has been retroactively adjusted for all periods presented.

b)

On March 5, 2015, the Company issued 75,000 common shares upon the conversion of $195 of convertible notes payable.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2015 $	April 30, 2014 $
Current Assets	1,254	5,293
Current Liabilities	477,724	274,613
Working Capital (Deficit)	(476,470)	(269,320)

Cash Flows

	Nine months ended January 31, 2015 $	Nine months ended January 31, 2014 $
Cash Flows used in Operating Activities	(54,667)	(54,001)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	49,465	81,741
Net increase (decrease) in Cash During Period	(5,202)	27,740

Operating Revenues

For the nine months ended January 31, 2015, the Company earned revenues of $258 compared with $491 for the nine months ended January 31, 2014.

Operating Expenses and Net Loss

For the nine months ended January 31, 2015, the Company incurred operating expenses of $183,302 compared with $102,443 for the nine months ended January 31, 2014.  The increase of $80,859 is due to an increase in management fees of $61,565 relating to the fair value of 75,000,000 common shares issued to the new President and Director with a fair value of $97,500 less management fees that were paid to the former President and Director during the prior year which was stopped for the current year.  Furthermore, there was an increase of $46,597 in general and administrative expenses relating to an increase in day-to-day operations compared to prior year.  The increases were offset by a decrease of $20,936 in consulting fees as the Company used less consultants during the current period compared with the prior period.

For the nine months ended January 31, 2015, the Company had a net loss of $684,500 and loss per share of $1.28 compared with a net loss of $406,769 and a loss per share of $5.65 for the nine months ended January 31, 2014.  In addition to the increase in operating expenses, the Company recorded a loss on the change in fair value of the derivative liability of $392,191, accretion and interest expense of $105,586 relating to the Company’s convertible debentures, and financing cost of $3,679.  In the prior period, the Company recorded a loss on settlement of debt of $240,000, accretion and interest expense of $104,770, financing cost of $5,000 and a gain on change in fair value of derivative liability of $44,953.

Liquidity and Capital Resources

As at January 31, 2015, the Company had cash of $nil and total assets of $1,254 compared with cash of $5,202 and total assets of $5,293 as at April 30, 2014.  The decrease in total assets was attributed to use of cash for operating expenses during the period.

As at January 31, 2015, the Company had total liabilities of $477,724 compared with total liabilities of $274,613 at April 30, 2014.  The increase in total liabilities was attributed to an increase in derivative liability of $273,856 due to an increase in the number of common shares for potential conversion of outstanding debentures, and $7,298 of accounts payable and accrued liabilities due to the lack of sufficient cash flow to repay outstanding obligations as they became due.  The increases were offset by a decrease in accrued compensation of $33,900 and amounts due to related party of $41,405 for forgiveness of amounts due to the former President and Director of the Company.

As at January 31, 2015, the Company had a working capital deficit of $476,470 compared with a working capital deficit of $269,320 as at April 30, 2014.  The increase in working capital deficit was due to an increase in total liabilities due to derivative liabilities relating to conversion features of convertible debentures.

Cash Flow from Operating Activities

During the period ended January 31, 2015, the Company used $54,667 of cash for operating activities compared to the use of $54,001 of cash for operating activities during the period ended January 31, 2014. The increase in net cash used for operating activities was due to the fact that the Company raised additional funding from issuance of convertible debentures which were used to satisfy outstanding operating obligations of the Company.

Cash Flow from Financing Activities

During the period ended January 31, 2015, the Company received $49,465 of cash from financing activities compared to $81,741 for the period ended January 31, 2014.  During the current period, the Company received $73,000 in proceeds from the issuance of convertible debt offset by repayments of $23,535 to related parties.  In the prior year, the Company received $84,000 from convertible debentures offset by net payments of $2,259 to related parties.

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

Dated: March 23, 2015

/s/ Rob Sargent

By: Rob Sargent

Its: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 23, 2015

/s/ Rob Sargent

By: Rob Sargent

Its: Director