Form 10-K
period 2015-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2015-08-19
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54524	30-0678378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
10 West Broadway, Suite700 Salt Lake City UT 84101
(385) 212-3305
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                                                                                                            Accelerated Filer

Non-Accelerated Filer                                                                                                              Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2014 was $198,447 based upon the price ($0.0012) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of August 17, 2015, there were 1,856,671 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Our target customers are those consumers wishing to purchase Apps for their Apple products and third-party commercial businesses wishing to develop Apps for resale. We anticipate that we will be able to continue generating revenues from the sale of our Apps. As of April 30, 2015, we have generated $9,001 collectively from the sale of our Apps on the iTunes website. We also have a license that allows us to develop and sell accessories that are compatible with Apple’s iPod and iPhone to existing and new customers; however, no such accessories have been developed or sold to date. We believe that our success will depend on our ability to promote products and software consistent with the Apple culture and image. We will also need to anticipate and respond to changing consumer demands and tastes, as well as the demands of Apple.

Products and Services

Currently, we develop and sell Apps for the iPhone and iPod. We have several Apps that we have created, developed and sold. Below is a short description of our current products and projects. We use developers on a contract or limited basis to develop the Apps. As of April 30, 2015, we have generated $9,001 in revenues from the aggregate sale of our Apps. We generate revenues through iTunes. Our Apps are displayed and sold on the iTunes website, and Apple receives the initial proceeds from the purchase of any Apps. We receive seventy percent of the proceeds Apple receives from the sale of our Apps, and Apple keeps thirty percent of the proceeds received from the sale. At the end of the month we receive a direct deposit from Apple consisting of our share of proceeds from sales of our Apps for that month, so long as the proceeds are over $150.00. If our proceeds for a particular month are under $150.00 the proceeds will carry over into the next month’s deposit.

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

Our Industry

The iPhone, manufactured and marketed by Apple, was launched in 2007 and won invention of the year in 2007 from Time Magazine,  selling over 13 million phones in its first year. Third-party Apps were launched in mid-2008 for use on the iPhone, and became available for purchase or free download from the Apple App Store. These Apps have diverse functions, including games, reference, GPS navigation, news, sports, health and fitness, travel, social networking, and advertising for television shows, films, and celebrities.  In May 2013, Apple announced that over 50 billion apps had been downloaded to date. .Additionally, it was reported that customers are downloading more than 800 apps per second at a rate of over two billion apps per month.

 http://www.apple.com/pr/library/2013/05/16Apples-App-Store-Marks-Historic-50-Billionth-Download.html.

As of October 2013, CEO of Apple, Tim Cook, announced at the WWDC 2013, that more than 900,000 apps were available in the App Store to users in more than 155 countries around the world, with 375,000 of those fully optimized for the iPad; and out of those 900,000 apps, Cook claims that 93 percent are downloaded every month (http://www.theverge.com/2013/6/10/4412918/apple-stats-update-wwdc-2013). Additionally, on January 7, 2014, Apple announced that customers spent over $10 billion dollars on the App Store in 2013.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

           Our offices are currently located at 10 West Broadway, Salt Lake City UT, and our telephone number is (385) 212-3305. This is a new address since Mr. Sargent joined the company. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

We began trading on the OTCBB in December 2012.  The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB based on our fiscal year end April 30, 2015 and 2014.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2015	High	Low
First Quarter (May 1, 2014 – Jul. 31, 2014)	3.78	0.24
Second Quarter (Aug. 1, 2014 – Oct. 31, 2014)	0.96	0.22
Third Quarter (Nov. 1, 2014 – Jan. 31, 2015)	0.28	0.02
Fourth Quarter (Feb. 1, 2015 – Apr. 30, 2015)	0.25	0.0032

Fiscal Year 2014	High	Low
First Quarter (May 1, 2013 – Jul. 31, 2013)	0.24	0.05
Second Quarter (Aug. 1, 2013 – Oct. 31, 2013)	0.09	0.025
Third Quarter (Nov. 1, 2013 – Jan. 31, 2014)	0.04	0.005
Fourth Quarter (Feb. 1, 2014 – Apr. 30, 2014)	0.012	0.003

 Record Holders

As of August 17, 2015, an aggregate of 1,856,671 shares of our common stock were issued and outstanding and were owned by approximately 48 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On October 21, 2014, the Company issued 375,000 post-split common shares with a fair value of $97,500 to the President and Director of the Company.

During the year ended April 30, 2015, the Company issued 73,169 common shares upon the conversion of $11,900 of convertible notes payable and $2,185 of accrued interest payable.

During the year ended April 30, 2015, the Company issued 214,035 common shares upon the conversion of $28,500 of convertible notes payable and $760 of accrued interest payable.

During the year ended April 30, 2015, the Company issued 595,667 common shares upon the conversion of $39,130 of convertible notes payable.

During the year ended April 30, 2015, the Company issued 360,000 common shares upon the conversion of $2,920 of convertible notes payable.

During the year ended April 30, 2015, the Company issued 127,655 common shares upon the conversion of $1,335 of convertible notes payable and $69 of accrued interest payable.

Subsequent Issuances:

On May 19, 2014, the Company issued 10,062 common shares upon the conversion of $2,415 of convertible notes payable.

On May 21, 2014, the Company issued 10,962 common shares upon the conversion of $2,850 of convertible notes payable.

On June 4, 2014, the Company issued 11,042 common shares upon conversion of $2,650 of convertible notes payable.

On June 23, 2014, the Company issued 11,075 common shares upon conversion of $2,215 of convertible notes payable.

On July 22, 2014, the Company issued 11,055 common shares upon conversion of $1,415 of convertible notes payable.

On July 28, 2014, the Company issued 11,016 common shares upon the conversion of $1,240 of convertible notes payable.

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

RESULTS OF OPERATIONS

Working Capital

	M
	April 30, 2015 $	April 30, 2014 $
Current Assets	126	5,293
Current Liabilities	586,807	274,613
Working Capital (Deficit)	(586,681)	(269,320)

Cash Flows

	April 30, 2015 $	April 30, 2014 $
Cash Flows used in Operating Activities	(61,907)	(51,745)
Cash Flows used in Investing Activities	262	-
Cash Flows from Financing Activities	56,443	56,835
Net increase (decrease) in Cash During Period	(5,202)	5,090

Operating Revenues

During the years ended April 30, 2015 and 2014, the Company recorded revenues of $258 and $485, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2015, the Company recorded operating expenses of $233,774 compared with $134,974 for the year ended April 30, 2014.  The increase in operating expenses was attributed to an increase in management fees of $46,565 related to stock-based compensation issued to the new President and Director of the Company, as well as an increase of $22,573 in professional fees relating to the SEC filing requirements and issuance of common shares during the year, and $56,850 in general and administrative due to an increase in the overall operating activity of the Company during the fiscal year.  The increases were offset by a decrease of $26,936 in consulting fees as the Company did not utilize consultants during the year.

Net loss for the year ended April 30, 2015 was $797,865 compared with $404,802 during the year ended April 30, 2013.  In addition to the increase in operating expenses, the Company recorded a $431,203 loss on the change in fair value of derivative liability, $35,979 of interest expense, and $92,793 of accretion expense relating to the beneficial conversion feature of the outstanding convertible notes payable.  During the year ended April 30, 2014, the Company recorded a $175,000 loss on settlement of debt relating to amounts owing by the Company for the issuance of common shares, $46,940 for the accretion of the convertible debentures, and $39,420 loss for the change in fair value of the derivative liability relating to the convertible debentures.

For the year ended April 30, 2015, the Company recorded a loss per share of $0.99 per share compared with a loss per share of $5.48 per share for the year ended April 30, 2014.

Liquidity and Capital Resources

As of April 30, 2015, the Company’s total asset balance was $126, compared to $5,293 for the year ended April 30, 2014. The decrease in total assets is due to an overall decrease in cash of $5,202 as the Company had limited financing relative to the level of operating costs incurred during the year.

As of April 30, 2015, the Company had total liabilities of $586,807 compared with total liabilities of $274,613 as at April 30, 2014. The increase in total liabilities was attributed to an increase in convertible debenture of $17,043, an increase in derivative liability relating to the fair value of the conversion feature of the convertible debenture of $310,279, and accounts payable and accrued liabilities of $47,184.  The increase was offset by a decrease in amounts due to related parties of $19,412 and accrued compensation of $42,900 as amounts were forgiven by the former President and Director of the Company during the year.

As of April 30, 2015, the Company had a working capital deficit of $586,681 compared with $269,320 as of April 30, 2014.  The increase in working capital deficit was attributed to proceeds received from the issuance of convertible debt which was used to finance the Company’s operating expenditures during the year, and the lack of sufficient cash flow for the Company to repay outstanding obligations as they are due.

Cashflows from Operating Activities

During the year ended April 30, 2015, the Company used $61,645 of cash for operating activities compared with $51,745 of cash for operating activities during the year ended April 30, 2014. The increase in the cash used for operating activities was due to the fact that the Company received $77,500 from issuance of convertible debentures, of which a majority of the cash proceeds were used to fund the Company’s operating costs.

Cashflows from Investing Activities

During the years ended April 30, 2015 and 2014, the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended April 30, 2015, the Company received $56,443 in proceeds from financing activities comprised of $77,500 from the issuance of convertible debentures offset by repayment of $29,850 to related parties, and additional proceeds of $8,793 from related parties. During the year ended April 30, 2014, the Company received $56,835 of cash from financing activities comprised of $65,000 from the issuance of convertible debentures, $600 from related parties, and offset by repayment of $8,765 to related parties.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Years Ended April 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Appiphany Technologies Holdings Corp.

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. (the Company) as of April 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not recognized significant revenue, has a working capital deficit of $586,681, and has an accumulated deficit of $1,665,853 as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 17, 2015

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Balance Sheets
(Expressed in US dollars)

	April 30, 2015 $	April 30, 2014 $

ASSETS

Current Assets

Cash	–	5,202
Accounts receivable	–	91
Prepaid expense	126	–

Total Assets	126	5,293

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	124,655	77,471
Accrued compensation	–	42,900
Due to related parties	28,284	47,696
Convertible debenture, net of unamortized discount of $6,982 and $4,560, respectively	75,883	58,840
Derivative liability	357,985	47,706

Total Liabilities	586,807	274,613

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 1,856,671 and 111,145 common shares, respectively	1,857	111

Additional paid-in capital	1,077,315	598,557

Accumulated deficit	(1,665,853)	(867,988)

Total Stockholders’ Deficit	(586,681)	(269,320)

Total Liabilities and Stockholders’ Deficit	126	5,293

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended April 30, 2015 $	Year ended April 30, 2014 $

Revenues	258	485

Operating Expenses

Consulting fees	1,750	28,686
Depreciation	–	252
General and administrative	54,810	(2,040)
Management fees	124,565	78,000
Professional fees	52,649	30,076

Total Operating Expenses	233,774	134,974

Net loss before other expenses	(233,516)	(134,489)

Other Expenses
Accretion of discount on convertible notes payable	(92,793)	(46,940)
Financing cost	(4,374)	(5,000)
Loss on settlement of debt	–	(175,000)
Interest expense	(35,979)	(3,953)
Loss on change in fair value of derivative liability	(431,203)	(39,420)

Total Other Expenses	(564,349)	(270,313)

Net Loss	(797,865)	(404,802)
Net Loss Per Share – Basic and Diluted	(0.99)	(5.48)
Weighted Average Shares Outstanding – Basic and Diluted	802,446	73,895

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Stockholder’s Deficit
(Expressed in US dollars)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – April 30, 2013	49,444	49	246,805	(463,186)	(216,332)

Shares issued upon conversion of notes payable	37,701	38	63,776	–	63,814

Issuance of common shares to settle debt	24,000	24	287,976	–	288,000

Net loss for the year	–	–	–	(404,802)	(404,802)

Balance – April 30, 2014	111,145	111	598,557	(867,988)	(269,320)

Shares issued upon conversion of notes payable	1,370,526	1,371	302,798	–	304,169

Shares issued for management fees	375,000	375	97,125	–	97,500

Forgiveness of debt	–	–	78,835	–	78,835

Net loss for the year	–	–	–	(797,865)	(797,865)

Balance – April 30, 2015	1,856,671	1,857	1,077,315	(1,665,853)	(586,681)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Cashflow
(Expressed in US dollars)

	Year ended April 30, 2015 $	Year ended April 30, 2014 $

Operating Activities

Net loss	(797,865)	(404,802)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	92,793	46,940
Depreciation	–	252
Effects of foreign exchange	–	(1,865)
Expenses paid by related party	19,515	399
Amortization of financing costs	4,374	–
Issuance of note payable for services and debt	–	19,000
Loss on change in fair value of derivative liability	431,203	39,420
Loss on settlement of debt	–	175,000
Shares issued for default penalty	25,750	–
Shares issued for management fees	97,500	–

Changes in operating assets and liabilities:

Accounts receivable	91	(91)
Prepaid expense	–	22,686
Other current assets	(4,500)	–
Accounts payable and accrued liabilities	42,429	(15,584)
Accrued compensation	27,065	66,900

Net Cash Used In Operating Activities	(61,645)	(51,745)

Financing Activities

Proceeds from convertible debenture	77,500	65,000
Proceeds from related party payable	8,793	600
Repayment on related party payable	(29,850)	(8,765)

Net Cash Provided by Financing Activities	56,443	56,835

Increase (Decrease) in Cash	(5,202)	5,090

Cash – Beginning of Period	5,202	112

Cash – End of Period	–	5,202

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	304,169	63,815
Common stock issued to settle debt	–	288,000
Common stock issued for forgiveness of debt	78,835	–
Common stock issued for management fees	97,500	–

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2015, the Company has not recognized significant revenue, has a working capital deficit of $586,681, and has an accumulated deficit of $1,665,853. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2015 and 2014, the Company had no items representing cash equivalents.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2015, the Company had 8,713,784 potentially dilutive common shares outstanding.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)	Stock-based Compensation

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

i)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. For the year ended April 30, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.      Related Party Transactions

a)
During the year ended April 30, 2015, the Company incurred $27,065 (2014 - $60,000) of management fees to the former President and Director of the Company. During the year ended April 30, 2015, the amount of $60,965 owing for accrued management fees was forgiven and included in additional paid-in capital. As at April 30, 2015, the Company owed $nil (2014 - $33,900) in accrued compensation.

b)
During the year ended April 30, 2015, the Company incurred $nil (2014 – $18,000) of management fees to the former Secretary and Treasurer of the Company. As at April 30, 2015, the Company owed $9,000 (2014 - $9,000) in accrued compensation.

c)	During year ended April 30, 2015, the Company issued 375,000 common shares (2014 – $nil) with a fair value of $97,500 (2014 - $nil) to the President and Director of the Company. Refer to Note 5(f).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.      Related Party Transactions (continued)

d)
During the year ended April 30, 2015, the amount of $17,846 due to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital. As at April 30, 2015, the Company owed $nil (2014 – $47,696) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

e)
As at April 30, 2015, the Company owed $28,284 (2014 – $nil), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

f)
As at April 30, 2015, the Company owed $499 (2014 – $548) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

4.      Common Shares

a)
On October 21, 2014, the Company issued 375,000 post-split common shares with a fair value of $97,500 to the President and Director of the Company. Fair value was based on the closing market price on the date of Board approval.

b)	On February 3, 2015, the Company effected a 1-for-200 reverse split of its issued and outstanding common shares, which has been applied on a retroactive basis.

c)
During the year ended April 30, 2015, the Company issued 73,169 common shares upon the conversion of $11,900 of convertible notes payable and $2,385 of accrued interest payable as described in Note 5(a).

d)
During the year ended April 30, 2015, the Company issued 214,035 common shares upon the conversion of $28,500 of convertible notes payable and $1.791 of accrued interest payable as described in Note 5(b).

e)	During the year ended April 30, 2015, the Company issued 595,667 common shares upon the conversion of $39,130 of convertible notes payable as described in Note 5(c).

f)	During the year ended April 30, 2015, the Company issued 360,000 common shares upon the conversion of $2,920 of convertible notes payable as described in Note 5(d).

g)	During the year ended April 30, 2015, the Company issued 127,655 common shares upon the conversion of $1,335 of convertible notes payable and $69 of accrued interest payable as described in Note 5(e).

5.      Convertible Debentures

a)
On May 21, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 28, 2014.  Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or November 16, 2013, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 73,169 shares of common stock for the conversion of $11,900 of the note and $2,385 of accrued interest. On April 30, 2015, the carrying value of the note was $nil (2014 - $11,900).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5.      Convertible Debentures (continued)

b)
On September 3, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $19,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on June 5, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or March 2, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion. On June 5, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $1,791 which has been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $19,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $19,000. During the year ended April 30, 2015, the Company issued 214,035 shares of common stock for the conversion of $28,500 of the note and $1.791 of accrued interest. On April 30, 2015, the carrying value of the note was $nil (2014 - $19,000).

c)
On December 17, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which has been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. On April 30, 2015, the carrying value of the note was $9,620 (2014 - $32,500).

d)
On May 21, 2014, The Company issued a convertible debenture, to a non-related party, for proceeds of $37,500.  Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015.  After 180 days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the average of the 2 lowest trading prices for the Company's common stock in the 20 trading days immediately preceding the conversion notice date.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging."  The fair value of the derivative liability resulted in a discount to the note payable of $37,500.  The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500.  During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920 of the note.  On April 30, 2015, the carrying value of the note was $34,580 (2014 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. On April 30, 2015, the carrying value of the note was $31,683 (2014 - $nil).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

6.	Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $431,203 (2014 - $39,420). As at April 30, 2015, the Company recorded a derivative liability of $357,985 (2014 - $47,706).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended April 30, 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 21, 2013 convertible debenture:
As at May 19, 2014 (date of conversion)	372%	0.05%	0%	0.50
As at May 21, 2014 (date of conversion)	384%	0.06%	0%	0.50
As at June 4, 2014 (date of conversion)	406%	0.06%	0%	0.50
As at June 23, 2014 (date of conversion)	389%	0.06%	0%	0.50
As at July 22, 2014 (date of conversion)	385%	0.07%	0%	0.50
As at July 28, 2014 (date of conversion)	396%	0.06%	0%	0.50
As at April 30, 2015	–	–	–	–

September 3, 2013 convertible debenture:
As at August 12, 2014 (date of conversion)	421%	0.05%	0%	0.47
As at August 18, 2014 (date of conversion)	426%	0.05%	0%	0.45
As at August 22, 2014 (date of conversion)	443%	0.06%	0%	0.44
As at August 28, 2014 (date of conversion)	443%	0.05%	0%	0.42
As at September 5, 2014 (date of conversion)	425%	0.05%	0%	0.40
As at September 12, 2014 (date of conversion)	442%	0.05%	0%	0.38
As at September 29, 2014 (date of conversion)	373%	0.02%	0%	0.34
As at October 16, 2014 (date of conversion)	353%	0.03%	0%	0.29
As at October 21, 2014 (date of conversion)	361%	0.02%	0%	0.28
As at October 30, 2014 (date of conversion)	327%	0.01%	0%	0.25
As at April 30, 2015	–	–	–	–

December 17, 2013 convertible debenture:
As at June 15, 2014 (date note became convertible)	433%	0.03%	0%	0.26
As at July 31, 2014 (mark to market)	362%	0.01%	0%	0.14
As at September 19, 2014 (date of default penalty)	426%	0.04%	0%	0.50
As at October 30, 2014 (date of conversion)	335%	0.06%	0%	0.39
As at October 31, 2014 (mark to market)	336%	0.05%	0%	0.38
As at November 3, 2014 (date of conversion)	348%	0.07%	0%	0.38
As at November 7, 2014 (date of conversion)	352%	0.05%	0%	0.37
As at November 10, 2014 (date of conversion)	355%	0.02%	0%	0.36
As at November 18, 2014 (date of conversion)	370%	0.02%	0%	0.34
As at January 31, 2015 (mark to market)	528%	0.01%	0%	0.13
As at March 5, 2015 (date of conversion)	693%	0.25%	0%	1.00
As at April 16, 2015 (date of conversion)	736%	0.22%	0%	0.88
As at April 22, 2015 (date of conversion)	742%	0.23%	0%	0.87
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85

6.   Derivative Liability (continued)
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 21, 2014 convertible debenture:
As at November 17, 2014 (date note became convertible)	301%	0.03%	0%	0.27
As at January 9, 2015 (date of conversion)	597%	0.02%	0%	0.12
As at January 15, 2015 (date of conversion)	577%	0.03%	0%	0.11
As at January 21, 2015 (date of conversion)	650%	0.01%	0%	0.09
As at January 22, 2015 (date of conversion)	635%	0.02%	0%	0.09
As at January 30, 2015 (date of conversion)	496%	0.01%	0%	0.07
As at January 31, 2015 (mark to market)	528%	0.01%	0%	0.06
As at April 16, 2015 (date of conversion)	512%	0.22%	0%	0.86
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82

May 23, 2014 convertible debenture:
As at November 19, 2014 (date note became convertible)	444%	0.07%	0%	0.51
As at January 14, 2015 (mark to market)	462%	0.04%	0%	0.35
As at January 26, 2015 (mark to market)	494%	0.03%	0%	0.32
As at January 31, 2015 (mark to market)	505%	0.02%	0%	0.31
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06

A summary of the activity of the derivative liability is shown below:

	$
Balance, April 30, 2014		47,706
Derivative loss due to new issuances		38,016
Debt discount		95,215
Adjustment for conversion		(216,139)
Mark to market adjustment at April 30, 2015		393,187
Balance, April 30, 2015		357,985

7.   Income Taxes

The Company has $936,420 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2015 and 2014 as a result of the following:

	$2015	$2014

Net loss before taxes	(797,865)	(404,802)
Statutory rate	34%	34%

Computed expected tax recovery	(271,274)	(137,632)
Permanent differences and other	178,159	88,947
Change in valuation allowance	93,115	48,685

Income tax provision	–	–

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.   Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at April 30, 2015 and 2014 after applying enacted corporate income tax rates are as follows:
	$2015	$2014

Net operating losses carried forward	312,958	219,843

Total gross deferred income tax assets	312,958	219,843
Valuation allowance	(312,958)	(219,843)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2015, the Company has no uncertain tax positions.

8.      Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after April 30, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of April 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at April 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                  OTHER INFORMATION.

None.

PART III

ITEM 10.                                   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Rob Sargent	58	President, CEO, CFO, Treasurer & Secretary and Director	(1)

(1) Mr. Sargent was appointed as President, CEO, CFO and a director of the Company on October 13, 2014

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

ROB SARGENT.  Mr. Sargent is a seasoned software professional excelling in database/application interaction and extensible data modeling. In 1995, he co-founded, with four partners, Cimarron Software, a software company supplying Laboratory Information Management Systems in the bio-technology sphere.  Currently, he is the Vice President and a board member and advisor to Sampleminded, Inc., a follow-on enterprise to Cimarron. Mr. Sargent possesses a broad perspective over software organization, implementation, testing and deployment with a solid grounding in system integration. Mr. Sargent has a keen ability to sift out what is needed from what is desired.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2015 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2015 and 2014:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jesse Keller (1) Former President, CEO, CFO, Director, Secretary and Treasurer	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2015	27,065	-0-	-0-	-0-	-0-	-0-	-0-	27,065
Richard M. Smith(3) Former Treasurer & Secretary	2014	18,000 (4)	-0-	-0-	-0-	-0-	-0-	-0-	18,000
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rob Sargent(4) President, CEO, CFO, Director, Secretary and Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	97,500	-0-	-0-	-0-	-0-	97,500

Notes to Summary Compensation Table:

(1)	Mr. Keller was appointed as President, CEO, CFO and a director of the Company on February 23, 2010 and was appointed as Secretary and Treasurer on December 19, 2013.

(2)	During the year ended April 30, 2014, Mr. Keller received $60,000 in management fees.

(3)	Mr. Smith served as Secretary and Treasurer of the Company from January 9, 2013 until his resignation on December 18, 2013.

(4)	Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014. During the year ended April 30, 2015, Mr. Sargent received $97,500 of stock-based compensation.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2015.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 13, 2015 by:  (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of August 13, 2015, we had 1,856,671 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rob Sargent (3) 1951 Logan Ave Salt Lake City UT	Common	375,000	20.20%
All Officers and Directors as a Group (1 Person)	Common	375,000	20.20%

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

(2)	Based on 1,856,671 issued and outstanding shares of common stock as of August 17, 2015.

(3)	Rob Sargent is the Company’s President, CEO, CFO, Secretary, Treasurer and director. His beneficial ownership includes 375,000 common shares.

Changes in Control

 There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended April 30, 2015, the Company incurred $27,065 (2014 - $60,000) of management fees to the former President and Director of the Company. During the year ended April 30, 2015, the amount of $60,965 owing for accrued management fees was forgiven and included in additional paid-in capital. As at April 30, 2015, the Company owed $nil (2014 - $33,900) in accrued compensation.

During the year ended April 30, 2015, the Company incurred $nil (2014 – $18,000) of management fees to the former Secretary and Treasurer of the Company. As at April 30, 2015, the Company owed $9,000 (2014 - $9,000) in accrued compensation.

During year ended April 30, 2015, the Company issued 375,000 common shares (2014 – $nil) with a fair value of $97,500 (2014 - $nil) to the President and Director of the Company. Refer to Note 5(f).

During the year ended April 30, 2015, the amount of $17,870 due to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital. As at April 30, 2015, the Company owed $nil (2014 – $47,696) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2015, the Company owed $28,284 (2014 – $nil), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 30, 2015, the Company owed $499 (2014 – $548) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐ Disclosing such transactions in reports where required;
☐ Disclosing in any and all filings with the SEC, where required;
☐ Obtaining disinterested directors consent; and
☐ Obtaining shareholder consent where required.

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

According to the NASDAQ definition, Rob Sargent is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2015	Year Ended April 30, 2014
Audit fees	$11,500	$11,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$11,500	$11,500

Audit Fees

During the fiscal year ended April 30, 2015, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2015.

During the fiscal year ended April 30, 2014, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: August 17, 2015	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 17, 2015	/s/ Rob Sargent
Rob Sargent - Director