Form 10-Q
period 2015-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2015-09-14
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission File Number 000-54524

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
 (Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

10 West Broadway, Suite 700
Salt Lake City UT 84101
(Address of principal executive offices)
(385) 212-3305
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒No

As of September 14, 2015, there were 1,856,671 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2015

Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Condensed Consolidated Balance Sheets (Expressed in US dollars)
	July 31, 2015 $	April 30, 2015 $
	(unaudited)
ASSETS

Current Assets

Prepaid expense	–	126

Total Assets	–	126

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	137,498	124,655
Due to related parties	29,310	28,284
Convertible debenture, net of unamortized discount of $nil and $6,982, respectively	82,865	75,883
Derivative liability	158,385	357,985

Total Liabilities	408,058	586,807

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 1,856,671 common shares	1,857	1,857

Additional paid-in capital	1,077,315	1,077,315

Accumulated deficit	(1,487,230)	(1,665,853)

Total Stockholders’ Deficit	(408,058)	(586,681)

Total Liabilities and Stockholders’ Deficit	–	126

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Condensed Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	For the three months ended July 31, 2015 $	For the three months ended July 31, 2014 $

Revenues	–	228

Operating Expenses

Consulting fees	–	1,750
General and administrative	(1,661)	4,973
Management fees	–	15,000
Professional fees	12,299	11,236

Total Operating Expenses	10,638	32,959

Net loss before other expense	(10,638)	(32,731)

Other Income (Expense)
Accretion of discount on convertible notes payable	(6,982)	(4,961)
Financing cost	(126)	(1,017)
Interest expense	(3,231)	(3,023)
Gain (loss) on change in fair value of derivative liability	199,600	(51,262)

Total Other Income (Expense)	189,261	(60,263)

Net Income (Loss)	178,623	(92,994)
Net Income (Loss) Per Share, Basic	0.10	(0.67)

Net Income (Loss) Per Share, Diluted	0.00	(0.67)
Weighted Average Shares Outstanding – Basic	1,856,671	139,543
Weighted Average Shares Outstanding – Diluted	46,332,464	139,543

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Condensed Consolidated Statements of Cash Flows (Expressed in US dollars) (unaudited)
	For the three months ended July 31, 2015 $	For the three months ended July 31, 2014 $

Operating Activities

Net income (loss)	178,623	(92,994)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	6,982	4,961
Financing costs	126	1,017
Loss (gain) on change in fair value of derivative liability	(199,600)	51,262

Changes in operating assets and liabilities:

Accounts receivable	–	(161)
Accounts payable and accrued liabilities	12,218	(8,593)
Accrued compensation	–	15,000

Net Cash Used In Operating Activities	(1,651)	(29,508)

Financing Activities

Proceeds from convertible debenture	–	73,000
Proceeds from related party	1,651	–
Repayment on related party payable	–	(14,500)

Net Cash Provided by Financing Activities	1,651	58,500

Increase in Cash	–	28,992

Cash – Beginning of Period	–	5,202

Cash – End of Period	–	34,194

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	–	57,394

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2015, the Company has not recognized significant revenue, has a working capital deficit of $408,058, and has an accumulated deficit of $1,487,230. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of July 31 and April 30, 2015, the Company had no items representing cash equivalents.

e)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2015, the Company had 46,332,464 dilutive shares outstanding.

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

The Company’s financial instruments consist principally of accounts payable and accrued liabilities, accrued compensation, amounts due to related parties, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a “Level 2” input.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 and April 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)	Revenue Recognition

The Company recognizes revenue from online advertising. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.  .

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

3.      Related Party Transactions

a)	During the three months ended July 31, 2015, the Company incurred $nil (2014 - $15,000) of management fees to the former President and Director of the Company.

b)
As at July 31, 2015, the Company owed $29,310 (April 30, 2015 – $28,284), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.      Convertible Debentures

a)
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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

4.      Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. As at July 31, 2015, the carrying value of the note was $9,620 (April 30, 2015 - $9,620).

b)
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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. As at July 31, 2015, the carrying value of the note was $34,580 (April 30, 2015 - $34,580).

c)
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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. As at July 31, 2015, the carrying value of the note was $38,665 (April 30, 2015 - $31,683).

5.      Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2015, the Company recorded a gain on the change in fair value of derivative liability of $199,600 (2014 – $51,262 loss). As at July 31, 2015, the Company recorded a derivative liability of $158,385 (April 30, 2015 - $357,985).

The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended July 31 and April 30, 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85
As at July 31, 2015 (mark to market)	583%	0.14%	0%	0.59

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

5.   Derivative Liability (continued)

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 21, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82
As at July 31, 2015 (mark to market)	578%	0.14%	0%	0.57

May 23, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06
As at July 31, 2015 (mark to market)	555%	0.33%	0%	0.81

A summary of the activity of the derivative liability is shown below:

	$
Balance, April 30, 2015		357,985
Mark to market adjustment at April 30, 2015		(199,600)
Balance, July 31, 2015		158,385

6.      Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	M
	July 31, 2015 $	April 30, 2015 $
Current Assets	-	126
Current Liabilities	408,058	586,807
Working Capital (Deficit)	(408,058)	(586,681)

Cash Flows

	July 31, 2015 $	July 31, 2014 $
Cash Flows used in Operating Activities	(1,651)	(29,508)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	1,651	58,500
Net increase (decrease) in Cash During Period	-	28,992

Operating Revenues

For the three months ended July 31, 2015, the Company earned revenues of $nil compared with $228 for the three months ended July 31, 2014.

Operating Expenses and Net Income (Loss)

For the three months ended July 31, 2015, the Company incurred operating expenses of $10,638 compared with $32,959 for the three months ended July 31, 2014.  The decrease of $22,321 is due to a decrease in management fees of $15,000 relating to the Company changing management at the end of 2014, general and administrative costs of $6,634 for day-to-day operations compared to the prior year, and consulting fees of $1,750 as the Company used less consultants during the current period compared to the prior period. These decreases were offset by an increase in professional fees of 1,063 for audit fees.

For the three months ended July 31, 2015, the Company realized net income of $178,623 compared with a net loss of $92,994 for the three months ended July 31, 2014.  In addition to the decrease in operating expenses, the Company recorded a gain of change in fair value of derivative liabilities of $199,600, accretion of the discount on convertible debentures of $6,982, interest expense of $3,231 relating to the Company’s convertible debentures, and financing cost of $126 as the Company fully amortized the deferred financing costs during the current period.  In the prior period, the Company recorded a loss on change in fair value of derivative liabilities of $51,262, accretion of the discount on convertible debentures of $4,961, interest expense of $3,023, and finance cost of $1,017.

Liquidity and Capital Resources

As at July 31, 2015, the Company had cash and total assets of $nil compared with cash of $nil and total assets of $126 as at April 30, 2015.  The decrease in total assets was attributed to amortization of prepaid expenses.

As at July 31, 2015, the Company had total liabilities of $408,058 compared with total liabilities of $586,807 at April 30, 2015.  The decrease in total liabilities was attributed to a decrease in derivative liabilities of $199,600. The decrease was offset by increases in accounts payable and accrued liabilities of $12,843, amounts due to related parties of $1,026 for amounts that were paid on behalf of the Company during the period, and $6,982 in convertible debentures relating to the accretion of the discount of convertible debentures.

As at July 31, 2015, the Company had a working capital deficit of $408,058 compared with a working capital deficit of $586,681 as at April 30, 2015.  The decrease in working capital deficit was due to a decrease in total liabilities due to a decrease in derivative liabilities as noted above offset by increases in liabilities discussed above and a decrease in total assets.

Cash Flow from Operating Activities

During the period ended July 31, 2015, the Company used $1,651 of cash for operating activities compared to the use of $29,508 of cash for operating activities during the period ended July 31, 2014. The decrease in net cash used for operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Financing Activities

During the period ended July31, 2015, the Company received $1,651 of cash from financing activities compared to $58,500 for the period ended July 31, 2014.  During the current period, the Company received $1,651 in proceeds from a related party for amounts paid on behalf of the Company compared to $73,000 received for proceeds from convertible debentures offset by repayments of $14,500 to related parties in the prior period.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 19, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 14, 2015	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 14, 2015	/s/ Rob Sargent
By: Rob Sargent Its: Director