Form 10-Q
period 2015-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2015-12-21
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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
☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☒ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of December 21, 2015, there were 12,498,502 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Six Months Ended October 31, 2015

Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Consolidated Balance Sheets (Expressed in US dollars) (unaudited)
	October 31, 2015 $	April 30, 2015 $
ASSETS

Current Assets

Prepaid expense	–	126

Total Assets	–	126

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	159,756	124,655
Due to related parties	42,248	28,284
Convertible debenture, net of unamortized discount of $nil and $6,982, respectively	82,677	75,883
Derivative liability	471,073	357,985

Total Liabilities	755,754	586,807

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 1,948,502 common shares	1,949	1,857

Additional paid-in capital	1,077,777	1,077,315

Accumulated deficit	(1,835,480)	(1,665,853)

Total Stockholders’ Deficit	(755,754)	(586,681)

Total Liabilities and Stockholders’ Deficit	–	126

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	For the three months ended October 31, 2015 $	For the three months ended October 31, 2014 $	For the six months ended October 31, 2015 $	For the six months ended October 31, 2014 $

Revenues	–	30	–	258

Operating Expenses

Consulting fees	–	–	–	1,750
General and administrative	2,104	41,544	3,587	46,792
Foreign exchange	(112)	(3,889)	(3,256)	(4,164
Management fees	–	109,565	–	124,565
Professional fees	29,995	3,031	42,294	14,267

Total Operating Expenses	31,987	150,251	42,625	183,210

Net loss before other income (expense)	(31,987)	(150,221)	(42,625)	(182,952

Other Expense
Accretion of discount on convertible notes payable	–	(32,099)	(6,982)	(37,060
Financing cost	–	(1,331)	(126)	(2,348
Interest expense	(3,228)	(28,492)	(6,459)	(31,515
Loss on change in fair value of derivative liability	(313,035)	(69,886)	(113,435)	(121,148

Total Other Expense	(316,263)	(131,808)	(127,002)	(192,071

Net Loss	(348,250)	(282,029)	(169,627)	(375,023
Net Loss Per Share, Basic and Diluted	(0.18)	(0.89)	(0.09)	(1.65
Weighted Average Shares Outstanding – Basic and Diluted	1,913,566	315,610	1,884,927	227,550

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP. Consolidated Statements of Cashflow (Expressed in US dollars) (unaudited)
	For the six months ended October 31, 2015 $	For the six months ended October 31, 2014 $

Operating Activities

Net loss	(169,627)	(375,023)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debenture	6,982	37,060
Financing costs	126	2,348
Loss on change in fair value of derivative liability	113,435	121,148
Shares issued for default penalty	–	25,750
Shares issued for management fees	–	97,500

Changes in operating assets and liabilities:

Accounts receivable	–	(286)
Accounts payable and accrued liabilities	35,120	16,094
Accrued compensation	–	27,065

Net Cash Used In Operating Activities	(13,964)	(48,344)

Financing Activities

Proceeds from convertible debenture	–	73,000
Proceeds from related party	13,964	–
Repayment to related party	–	(29,850)

Net Cash Provided by Financing Activities	13,964	43,150

Decrease in Cash	–	(5,194)

Cash – Beginning of Period	–	5,202

Cash – End of Period	–	8

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	554	186,839

(The accompanying notes are an integral part of these consolidated financial statements)

APPPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2015, the Company has not recognized significant revenue, has a working capital deficit of $755,754, and has an accumulated deficit of $1,835,480. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and April 30, 2015, the Company had no items representing cash equivalents.

e)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of October 31, 2015, the Company had 62,592,557 potentially dilutive common shares outstanding.

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
The Company’s financial instruments consist principally of accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a “Level 2” input.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and April 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.      Related Party Transactions

a)	During the six months ended October 31, 2015, the Company incurred $nil (2014 - $27,065) of management fees to the former President and Director of the Company.

b)	During the six months ended October 31, 2015, the Company issued nil (2014 – 375,000) common shares with a fair value of $nil (2014 - $97,500) to the former President and Director of the Company.

c)
As at October 31, 2015, the Company owed $42,248 (April 30, 2015 – $28,284), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. As at October 31, 2015, the carrying value of the note was $9,620 (April 30, 2015 - $9,620).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. As at October 31, 2015, the carrying value of the note was $34,580 (April 30, 2015 - $34,580).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the period ended October 31, 2015, the Company recorded accretion expense of $6,982 on the convertible debenture. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the six months ended October 31, 2015, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at October 31, 2015, the carrying value of the note was $38,477 (April 30, 2015 - $31,683).

5.      Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended October 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $113,435 (2014 – $121,148). As at October 31, 2015, the Company recorded a derivative liability of $471,073 (April 30, 2015 - $357,985).

The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended October 31 and April 30, 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85
As at October 31, 2015 (mark to market)	379%	0.08%	0%	0.34

May 21, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82
As at October 31, 2015 (mark to market)	379%	0.08%	0%	0.32

May 23, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06
As at September 4, 2015 (date of conversion)	556%	0.23%	0%	0.72
As at October 31, 2015 (mark to market)	440%	0.23%	0%	0.56

A summary of the activity of the derivative liability is shown below:

	$
Balance, April 30, 2015		357,985
Conversion of debt		(347)
Mark to market adjustment at October 31, 2015		113,435
Balance, October 31, 2015		471,073

6.      Subsequent Events

On November 15, 2015 we issued 10,000,000 shares of common stock to our CEO for services rendered.

On December 7, 2015 we issued 550,000 shares of common stock to the holder of one of our convertible notes in exchange for relief of $2,805 worth of debt.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2015 $	April 30, 2015 $
Current Assets	-	126
Current Liabilities	755,754	586,807
Working Capital (Deficit)	(755,754)	(586,681)

Cash Flows

	October 31, 2015 $	October 31, 2014 $
Cash Flows used in Operating Activities	(13,964)	(48,344)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	13,964	43,150
Net increase (decrease) in Cash During Period	-	(5,194)

Operating Revenues

For the six months ended October 31, 2015, the Company earned revenues of $nil compared with $258 for the six months ended October 31, 2014.

Operating Expenses and Net Income (Loss)

For the three months ended October 31, 2015, the Company incurred operating expenses of $31,987 compared with $150,251 for the three months ended October 31, 2014.  The decrease of $118,264 is due to a decrease in management fees of $109,565 relating to the Company paying compensation to its President and Director during the prior year, decrease of $39,440 in general and administrative costs for day-to-day operations compared to the prior year, and offset by an increase of $26,964 in professional fees for increases in audit and legal fees.

   For the six months ended October 31, 2015, the Company incurred operating expenses of $42,625 compared with $183,210 for the six months ended October 31, 2014.  The decrease of $140,585 is due to a decrease in management fees of $124,565 relating to the Company paying compensation to its President and Director during the prior year, decrease of $43,205 in general and administrative costs for day-to-day operations compared to the prior year, and offset by an increase of $28,027 in professional fees for increases in audit and legal fees.

For the six months ended October 31, 2015, the Company realized a net loss of $169,627 compared with a net loss of $375,023 for the six months ended October 31, 2014.  In addition to the decrease in operating expenses, the Company recorded a loss on the change in fair value of derivative liabilities of $113,435, accretion of the discount on convertible debentures of $6,982, interest expense of $6,459 relating to the Company’s convertible debentures, and financing cost of $126 as the Company fully amortized the deferred financing costs during the current period.  In the prior period, the Company recorded a loss on change in fair value of derivative liabilities of $121,148, accretion of the discount on convertible debentures of $37,060, interest expense of $31,515, and finance cost of $2,348.

During the six months ended October 31, 2015, the Company recorded a loss per share of $0.09 compared with a loss per share of $1.65 for the six months ended October 31, 2014.

Liquidity and Capital Resources

As at October 31, 2015, the Company had cash and total assets of $nil compared with cash of $nil and total assets of $126 as at April 30, 2015.  The decrease in total assets was attributed to amortization of prepaid expenses.

As at October 31, 2015, the Company had total liabilities of $755,754 compared with total liabilities of $586,807 at April 30, 2015.  The increase in total liabilities was attributed to an increase in derivative liabilities of $113,088 related to the fair value of the beneficial conversion feature of the Company’s issued convertible debentures, an increase of $35,101 in accounts payable and accrued liabilities due to the inability of the Company to repay outstanding obligations as they became due, and an increase of $13,964 of amounts due to related parties for amounts that were financed by the President and Director of the Company for day-to-day operating costs.

As at October 31, 2015, the Company had a working capital deficit of $755,754 compared with a working capital deficit of $586,681 as at April 30, 2015.  The increase in working capital deficit was due to an increase in total liabilities from the fair value of the beneficial conversion feature for the Company’s issued convertible debentures and due to a lack of sufficient cash flow to repay outstanding obligations as they became due.

Cash Flow from Operating Activities

During the period ended October 31, 2015, the Company used $13,964 of cash for operating activities compared to the use of $48,344 of cash for operating activities during the period ended October 31, 2014. The decrease in net cash used for operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Financing Activities

During the period ended October 31, 2015, the Company received $13,964 of cash from financing activities compared to $43,150 for the period ended October 31, 2014.  During the current period, the Company received $13,964 in proceeds from a related party for amounts paid on behalf of the Company compared to $73,000 received for proceeds from convertible debentures offset by repayments of $29,850 to related parties in the prior period.

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

On November 15, 2015 we issued 10,000,000 shares of common stock to our CEO for services rendered. On December 7, 2015 we issued 550,000 shares of common stock to the holder of one of our convertible notes in exchange for relief of $2,805 worth of debt.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 21, 2015	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 21, 2015	/s/ Rob Sargent
By: Rob Sargent Its: Director