Form 10-Q
period 2016-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-03-30
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission File Number 000-54524

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
 (Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

10 West Broadway, Suite 700
Salt Lake City UT 84101
 (Address of principal executive offices)
(385) 212-3305
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 23, 2016, there were 32,498,502 shares of the registrant's $0.001 par value common stock issued and outstanding.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Appiphany Technologies Holdings Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "APHD", "we", "us" and "our" are references to Appiphany Technologies Holdings Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Nine Months Ended January 31, 2016

Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	January 31, 2016 $	April 30, 2015 $
	(unaudited)
ASSETS

Current Assets

Cash	200	–
Prepaid expense	–	126

Total Assets	200	126

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	168,388	124,655
Due to related parties	52,692	28,284
Convertible debenture, net of unamortized discount of $nil and $6,982, respectively	79,872	75,883
Derivative liability	880,773	357,985

Total Liabilities	1,181,725	586,807

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 32,498,502 and 1,856,671 common shares, respectively	32,498	1,857

Additional paid-in capital	1,166,116	1,077,315

Accumulated deficit	(2,380,139)	(1,665,853)

Total Stockholders' Deficit	(1,181,525)	(586,681)

Total Liabilities and Stockholders' Deficit	200	126

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the three months ended January 31, 2016 $	For the three months ended January 31, 2015 $	For the nine months ended January 31, 2016 $	For the nine months ended January 31, 2015 $

Revenues	–	–	–	258

Operating Expenses

Consulting fees	–	–	–	1,750
General and administrative	1,650	439	5,237	47,231
Foreign exchange	(3,192)	(4,158)	(6,448)	(8,322)
Management fees	100,000	–	100,000	124,565
Professional fees	17,283	3,811	59,577	18,078

Total Operating Expenses	115,741	92	158,366	183,302

Net loss before other expenses	(115,741)	(92)	(158,366)	(183,044)

Other Expenses
Accretion of discount on convertible notes payable	–	(35,387)	(6,982)	(72,447)
Financing cost	–	(1,331)	(126)	(3,679)
Interest expense	(3,134)	(1,624)	(9,593)	(33,139)
Loss on change in fair value of derivative liability	(425,784)	(271,043)	(539,219)	(392,191)

Total Other Expenses	(428,918)	(309,385)	(555,920)	(501,456)

Net Loss	(544,659)	(309,477)	(714,286)	(684,500)
Net Loss Per Share, Basic and Diluted	(0.04)	(0.27)	(0.12)	(1.28)
Weighted Average Shares Outstanding – Basic and Diluted	14,143,007	1,145,931	5,956,273	533,504

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Cashflow
(Expressed in US dollars)
(unaudited)

	For the nine months ended January 31, 2016 $	For the nine months ended January 31, 2015 $

Operating Activities

Net loss	(714,286)	(684,500)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debenture	6,982	72,447
Financing costs	126	3,679
Loss on change in fair value of derivative liability	539,219	392,191
Shares issued for default penalty	–	25,750
Shares issued for management fees	100,000	97,500
Expenses paid by related party	25,428	–

Changes in operating assets and liabilities:

Accounts receivable	–	(342)
Accounts payable and accrued liabilities	42,531	11,543
Accrued compensation	–	27,065

Net Cash Used In Operating Activities	–	(54,667)

Financing Activities

Proceeds from convertible debenture	–	73,000
Proceeds from related party	200	–
Repayment to related party	–	(23,535)

Net Cash Provided by Financing Activities	200	49,465

Change in Cash	200	(5,202)

Cash – Beginning of Period	–	5,202

Cash – End of Period	200	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	19,442	301,015
Amount due to related party forgiven included in additional paid-in capital	–	17,870
Shares issued in exchange for license agreements	20,000	–

(The accompanying notes are an integral part of these consolidated financial statements)

1.	Nature of Operations and Continuance of Business
Appiphany Technologies Holdings Corp. ("the Company") was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation ("ATC") to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception.
Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2016, the Company has not recognized significant revenue, has a working capital deficit of $1,181,525, and has an accumulated deficit of $2,380,139. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada. All intercompany transactions have been eliminated on consolidation. The Company's fiscal year end is April 30.
b)	Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
c)	Interim Condensed Consolidated Financial Statements
These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

2.	Summary of Significant Accounting Policies (continued)
d)	Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
e)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of January 31, 2016, the Company had 41,435,871 potentially dilutive common shares outstanding.
f)   Financial Instruments
Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:
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
The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and convertible debentures.  Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a "Level 2" input.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
g)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2016 and April 30, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.
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
3.	Acquisition of License Agreements
a)
On January 14, 2016, the Company entered into a purchase agreement with a company controlled by the President and Director of the Company. Pursuant to the agreement, the Company agreed to purchase two licenses in exchange for 20,000,000 common shares of the Company.

In accordance with ASC 805-50, "Business Combinations: Related Issues", the purchase agreement was deemed an acquisition of assets between entities under common control for accounting purposes. The licenses acquired were recorded at their carrying value of $nil.
b)
On January 18, 2016, the Company entered into a license agreement (the "Agreement") with Comsec Solutions Limited ("Comsec") where the Company acquired the right to market and distribute Watchdog, a market leading web monitoring tool owned by Comsec, in North and South America. In exchange for the rights, the Company agreed to pay a monthly base fee of £4,750 and 15% commission fee for all revenues including a minimum revenue base of £140,000 in the first year and £100,000 in subsequent years.

4. Related Party Transactions
a)
As at January 31, 2016, the Company owed $52,692 (April 30, 2015 – $28,284), to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
During the nine months ended January 31, 2016, the Company incurred $nil (2015 - $27,065) of management fees to the former President and Director of the Company. During the nine months ended January 31, 2015, the amount of $60,965 owing for accrued management fees was forgiven and included in additional paid-in capital.

4. Related Party Transactions (continued)
c)	During the nine months ended January 31, 2016, the Company issued 10,000,000 (2015 – nil) common shares with a fair value of $100,000 (2015 - $nil) to the President and Director of the Company.
d)
During the nine months ended January 31, 2015, the amount of $17,870 due to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital.

5.	Convertible Debentures
a)
On December 17, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company's common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which has been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. As at January 31, 2016, the carrying value of the note was $9,620 (April 30, 2015 - $9,620).
b)
On May 21, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $37,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015. After 180 days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company's common shares for the past 30 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the nine months ended January 31, 2016, the Company issued 550,000 shares of common stock for the conversion of $2,805 of the note. As at January 31, 2016, the carrying value of the note was $31,775 (April 30, 2015 - $34,580).
c)
On May 23, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on May 23, 2015. After 180 days or November 19, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company's common shares for the past 15 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the period ended January 31, 2016, the Company recorded accretion expense of $6,982 on the convertible debenture. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the nine months ended January 31, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at January 31, 2016, the carrying value of the note was $38,477 (April 30, 2015 - $31,683).

6.	Derivative Liability
The Company records the fair value of the of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $539,219 (2015 – $392,191). As at January 31, 2016, the Company recorded a derivative liability of $880,773 (April 30, 2015 - $357,985).
The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended January 31, 2016 and April 30, 2015:
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85
As at January 31, 2016 (mark to market)	646%	0.22%	0%	0.09

May 21, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82
As at December 7, 2015 (date of conversion)	251%	0.29%	0%	0.21
As at January 31, 2016 (mark to market)	311%	0.22%	0%	0.06

May 23, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06
As at September 4, 2015 (date of conversion)	556%	0.23%	0%	0.72
As at January 31, 2016 (mark to market)	450%	0.33%	0%	0.31
A summary of the activity of the derivative liability is shown below:
	$
Balance, April 30, 2015		357,985
Conversion of debt		(16,431)
Mark to market adjustment at January 31, 2016		539,219
Balance, January 31, 2016		880,773

7.	Common Shares
a)
On September 8, 2015, the Company issued 91,831 common shares upon the conversion of $188 of convertible note payable, $19 of accrued interest payable as described in Note 5(c), and derivative liability of $348.

b)
On November 17, 2015, the Company issued 10,000,000 common shares with a fair value of $100,000 to the President and Director of the Company. Fair value was based on the closing market price on the date of issuance.

c)	On December 8, 2015, the Company issued 550,000 common shares upon the conversion of $2,805 of convertible note payable as described in Note 5(b), and derivative liability of $16,083.
d)	On January 14, 2016, the Company issued 20,000,000 common shares to the President and Director of the Company for the acquisition of licenses. Refer to Note 3.
8.	Subsequent Events
We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2016.

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

RESULTS OF OPERATIONS

Working Capital

		M
	January 31, 2016 $		April 30, 2015 $
Current Assets	200		126
Current Liabilities	1,181,725		586,807
Working Capital (Deficit)	(1,181,525)		(586,681)

Cash Flows

	January 31, 2016 $	January 31, 2015 $
Cash Flows used in Operating Activities	-	(54,667)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	200	49,465
Net increase (decrease) in Cash During Period	200	(5,202)

Operating Revenues

For the nine months ended January 31, 2016, the Company earned revenues of $nil compared with $258 for the nine months ended January 31, 2015.

Operating Expenses and Net Income (Loss)

For the three months ended January 31, 2016, the Company incurred operating expenses of $115,741 compared with $92 for the three months ended January 31, 2015.  The increase is due to $100,000 of management fees that was paid to the President and Director of the Company through the issuance of 10,000,000 common shares.  Furthermore, there was an increase in professional fees of $13,472 with respect to an increase in legal and accounting fees incurred by the Company with respect to its SEC disclosures and filings.

   For the nine months ended January 31, 2016, the Company incurred operating expenses of $158,366 compared with $183,044 for the nine months ended January 31, 2015.  The decrease of $24,678 is due to a decrease in management fees of $24,565 relating to the amount of share-based compensation paid to its President and Director, decrease of $41,994 in general and administrative costs for day-to-day operations compared to the prior year, and offset by an increase of $41,499 in professional fees for increases in audit and legal fees.

For the nine months ended January 31, 2016, the Company realized a net loss of $714,286 compared with a net loss of $684,500 for the nine months ended January 31, 2015.  In addition to the decrease in operating expenses, the Company recorded a loss on the change in fair value of derivative liabilities of $539,219, accretion of the discount on convertible debentures of $6,982, interest expense of $9,593 relating to the Company's convertible debentures, and financing cost of $126 as the Company fully amortized the deferred financing costs during the current period.  In the prior period, the Company recorded a loss on change in fair value of derivative liabilities of $392,191, accretion of the discount on convertible debentures of $72,447, interest expense of $33,139, and finance cost of $3,679.

During the nine months ended January 31, 2016, the Company recorded a loss per share of $0.12 compared with a loss per share of $1.28 for the nine months ended January 31, 2015.

Liquidity and Capital Resources

As at January 31, 2016, the Company had cash and total assets of $200 compared with cash of $nil and total assets of $126 as at April 30, 2015.  The decrease in total assets was attributed to amortization of prepaid expenses.

As at January 31, 2016, the Company had total liabilities of $1,181,725 compared with total liabilities of $586,807 at April 30, 2015.  The increase in total liabilities was attributed to an increase in derivative liabilities of $522,788 related to the fair value of the beneficial conversion feature of the Company's issued convertible debentures, an increase of $43,733 in accounts payable and accrued liabilities due to the inability of the Company to repay outstanding obligations as they became due, and an increase of $24,408 of amounts due to related parties for amounts that were financed by the President and Director of the Company for day-to-day operating costs.

As at January 31, 2016, the Company had a working capital deficit of $1,181,525 compared with a working capital deficit of $586,681 as at April 30, 2015.  The increase in working capital deficit was due to an increase in total liabilities from the fair value of the beneficial conversion feature for the Company's issued convertible debentures and due to a lack of sufficient cash flow to repay outstanding obligations as they became due.

Cash Flow from Operating Activities

During the period ended January 31, 2016, the Company used $nil of cash for operating activities compared to the use of $54,667 of cash for operating activities during the period ended January 31, 2015. The decrease in net cash used for operating activities was due to the fact that the Company strictly monitored operational costs due to lack of cash.

Cash Flow from Investing Activities

During the periods ended January 31, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended January 31, 2016, the Company received $200 of cash from financing activities compared to $49,465 for the period ended January 31, 2015.  During the current period, the Company received $200 in proceeds from a related party for amounts paid on behalf of the Company compared to $73,000 received for proceeds from convertible debentures offset by repayments of $23,535 to related parties in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 19, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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