Form 10-K
period 2016-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-08-15
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer [  ]                                                                                                      Accelerated Filer  [  ]

 Non-Accelerated Filer [  ]                                                                                                         Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2015 was $15,735 based upon the price ($0.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of August 11, 2016, there were 39,772,124 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Appiphany Technologies Holdings Corp.  All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated in the State of Nevada on February 24, 2010, under the name Appiphany Technologies Holdings Corp. On May 1, 2010, we entered into a Share Exchange Agreement (the "SEA") with Appiphany Technologies Corp. ("ATC"), a company incorporated in British Columbia, Canada in June 2009, pursuant to which we acquired all of the issued and outstanding shares of ATC in exchange for 1,500,000 shares of the Company's common stock.  On January 14, 2016, we acquired certain assets and accounts from Media Convergence Group, LLC in exchange for 20,000,000 shares of the Company's common stock.

Our Business

ATC commenced operations as a diversified technology company in June of 2009.  Our business model has refocused to a global brand protection company. This business model will encompass all areas of protecting "Intellectual Property" of global brand owners through Risk Management, Technology Innovation and Strategic Supply Chain Strategies.  With our combined expertise we will manage and deliver cost-effective, collaborative and creative strategies to protect the assets of global brands. We will also ensure client ROI through protection of markets, prevention of brand erosion and lost sales resulting in enhanced returns to the bottom line. Specifically, our core focus is online brand protection or internet monitoring. Our web-based platform allows us and our clients to search, identify and take action against illicit, counterfeit, and diverted sales of products purporting to be their product online. This ability to monitor dozens of auction sites worldwide and do product queries in real time is a very significant competitive advantage in the online brand protection market.  Our other offerings include Risk Management Services, Custom App Software Development (Serialization / T & T) and Print Technology services (Forensics, labels and hangtags).

Our Clientele

Our current clientele is highly focused on the luxury goods industry as well as the footwear and apparel market. We have a background in the sport apparel market in North America and have created vertical-specific referral partners to expand this market rapidly. As well immediate plans are to focus on the health and beauty (cosmetics) industry, and electronics and imaging supplies companies.

The Global Landscape in Counterfeiting and Piracy

Counterfeit, diverted and gray-market products are flooding the marketplace due to globalization, brand promotion and the increased use of product licensing. It is estimated to be 1.7 Trillion Dollars in cross boarder trade according to the International Anti-Counterfeiting Coalition. This is the case with virtually any high-demand and highly-recognized product that is distributed beyond its primary market without a unified, global pricing structure.

Product diversion not only affects profitability in primary markets based on pricing, but it also erodes brand identity and value.  When luxury goods turn up at unauthorized discounters or flea markets, and pharmaceuticals are being offered through the Internet, the perception of the value of the product is diminished in the consumers' eyes.

Global organizations in specific industries specialize in diverting products from emerging markets to primary markets.  These "brokers" employ various means to obtain product including front companies, corruption or deception of internal sales staff and legitimate customers, and even theft.  Since criminal remedies do not typically apply to diversion cases, it is critical to identify the "originating source" of products and shut them down.   This usually involves complex investigative techniques designed to identify the wrongdoers by working both internally and externally in the client's operations, examining potential sources such as manufacturers, licensees, sales staff and accounts

Market Opportunity

We have created a business model that assembles companies that has a proven track record (performance, longevity and revenues) in their specific silo or portfolio. We have a well-designed integrated platform.  It will maximize revenues in each separate portfolio, and create several new high-income streams that are only possible with globally positioned, full service Brand Management portfolio integration.  The opportunity for an immediate and significant market share of this Brand Management/Brand Protection (BM/BP) sector is viable and highly profitable.

Cyber Security (Internet Monitoring)

Another critical component of our Company is Internet Monitoring. Through the use of our technology, companies will have the ability to monitor globally across the Internet – at both the brand and individual product level. They will have advanced monitoring capabilities, sophisticated protocols for processing the collected data. They will have dedicated data analyst support for each client implementation to provide the best solutions available for online brand protection. We have three primary monitoring platforms as follows:

Watchdog™ Protect
(Full internet monitoring and auction removal platform)

Watchdog Protect online monitoring solution provides enhanced B2B and B2C auction site monitoring for the purpose of identifying and removing counterfeit, stolen or gray market goods and intellectual property infringements damaging to a company's brand. Integral to this platform is our "dynamic filtering system". This feature enables companies to refine their search results by geography, website, price, etc, in "real-time-and the "removals" section which intelligently automates the bulk of the removals process and correspondence with sellers. Companies can remove items infringing their intellectual property with a "click of a button".  This fully integrated reporting feature allows complete oversight of monitoring and removals "activity''. "Dynamic filter" database results in real-time can be also graded by relevance. This also allows you to delve deeper into seller profiles and items, as well as expedite the removals process.

Watchdog™ Locate
(Loss Prevention platform)

We have extracted local analysis functionality from our enterprise product, and now available as Watchdog "Locate". This service addresses demand in the retail and manufacturing sectors for loss prevention solutions, to automate detection of suspicious items online. This "intelligent" monitoring tool automates the identification of potentially stolen and fraudulently obtained items being listed by employees, vendors and contractors on online auction sties. This solution has the ability to automatically cross-reference sales of companies' products with staff postal code and address details.

Watchdog Web™
(Extends monitoring to multiple social media platforms)

Watchdog web takes the auction site monitoring capability of Watchdog Protect and applies it to the wider web. It will Identify and remove threats to organization and personnel online. Central to this solution, is our "webpage proximity scoring" feature which allows companies to grade web pages by unique combinations such as prevalence of a particular currency symbol, combination of words and serial numbers or IP registrant.  Social media, blog and forum monitoring allows companies to target consumer and employee sentiment. This also allows them to detect phishing and affiliate scams, driving web traffic "away" from their site and potentially damaging their reputation.

Risk Management

This portfolio will be a crucial Portfolio to bring most elements of Risk Management and Brand Protection together to positively impact the collateral revenue opportunities. This critical pillar will be able to expand its product offerings and client base by delivering specialty niche services that complex international companies demand. This includes brand protection programs, Cyber Intelligence and due diligence in emerging markets. It will also offer unique approaches such as deployment of undercover operatives in corporate or industrial facilities or on the street, anywhere in the world, to acquire information not available by conventional means.  We will employ industry "best practices", that are in use today and in development for tomorrow.  We will have a complete line of consulting services, including on site security surveys, internal and external theft-prevention programs, threat analysis and protection of proprietary property.

Custom App Software Development
(Serialization / T & T)

Being the supplier to a company's supply chain allows us to create cradle to grave solutions, child to parent packaging controls and deal with Operations, Analytics, Finance and Marketing. This is critical to create major "prospect entry point" opportunities for supply chain product penetration.  With a unique scalable product line, we will have the ability to react quickly to client needs and maximize available revenues.

Print Tech Services – Forensics, Labels & Hangtags

Our proprietary forensic products under Trade Secret, makes use of emerging technology to create and detect specific detailed signatures invisible to the eye.  This is our "Digital Forensic Marker™" for "tagging" product. Tagging typically occurs by incorporating particles containing a "signature" into a target substrate or product. The process for doing this will vary from material to material. Location, detection, and signature match times can all be tailored to fit the application. We offer a unique and varied blend of forensic code applications to fit our clients‟ needs for encoding and detecting.

Advertising and Marketing

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion. We will rely on the quality of our products and services that we have completed for our existing customers to create positive customer feedback, which could resonate to potential clients.   If we generate sufficient revenues, we intend to implement an advertising and marketing campaign to increase awareness of the Company and to acquire new customers through multiple channels, including traditional and online advertising. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Martkets.  Our common stock has been quoted on the OTC Markets since October 20, 2011 under the symbol "APHD".  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

We began trading on the OTC Markets in December 2012.  The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTC Markets based on our fiscal year end April 30, 2016 and 2015.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2016	High	Low
First Quarter (May 1, 2015 – Jul. 31, 2015)	0.025	0.0041
Second Quarter (Aug. 1, 2015 – Oct. 31, 2015)	0.01	0.0031
Third Quarter (Nov. 1, 2015 – Jan. 31, 2016)	0.064	0.0035
Fourth Quarter (Feb. 1, 2016 – Apr. 30, 2016)	0.0351	0.009

Fiscal Year 2015	High	Low
First Quarter (May 1, 2014 – Jul. 31, 2014)	3.78	0.24
Second Quarter (Aug. 1, 2014 – Oct. 31, 2014)	0.96	0.22
Third Quarter (Nov. 1, 2014 – Jan. 31, 2015)	0.28	0.02
Fourth Quarter (Feb. 1, 2015 – Apr. 30, 2015)	0.25	0.0032

  Record Holders

As of August 11, 2016, an aggregate of 39,772,124 shares of our common stock were issued and outstanding and were owned by approximately 36 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On September 8, 2015, the Company issued 91,831 common shares upon the conversion of $188 of convertible note payable, $19 of accrued interest payable, and derivative liability of $348.

On November 17, 2015, the Company issued 10,000,000 common shares with a fair value of $100,000 to the President and Director of the Company for management services. Fair value was based on the closing market price on the date of issuance.

On December 8, 2015, the Company issued 550,000 common shares upon the conversion of $2,805 of convertible note payable and derivative liability of $16,083.

On January 14, 2016, the Company issued 20,000,000 common shares to the President and Director of the Company for the acquisition of licenses.

On April 7, 2016, the Company issued 1,300,000 common shares upon the conversion of $5,967 of convertible note payable and derivative liability of $111,034.

Subsequent Issuances:

On May 17, 2016, the Company issued a convertible promissory note to an unrelated party for $33,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000. The note is convertible into common stock of the Company at a price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company. The promissory note shall bear interest at 10% per annum and is due on May 17, 2017.

On June 13, 2016, the Company issued 3,217,352 shares of common stock for the conversion of $8,368 of convertible debentures.

On June 28, 2016, the Company issued 1,176,470 shares of common stock for the conversion of $3,000 of convertible debentures.

On July 27, 2016, the Company issued 1,579,800 shares of common stock for the conversion of $4,000 of convertible debentures and $28 of accrued interest.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

		M
	April 30, 2016 $		April 30, 2015 $
Current Assets	1,327		126
Current Liabilities	477,202		586,807
Working Capital (Deficit)	(475,875)		(586,681)

Cash Flows

	April 30, 2016 $	April 30, 2015 $
Cash Flows used in Operating Activities	(9,377)	(61,645)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	9,700	56,443
Net increase (decrease) in Cash During Period	323	(5,202)

Operating Revenues

During the years ended April 30, 2016 and 2015, the Company recorded revenues of $904 and $258, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2016, the Company recorded operating expenses of $197,211 compared with $233,774 for the year ended April 30, 2015.  The decrease in operating expenses of $36,563 was attributed to a decrease of $24,565 for management fees, and $39,838 in general and administrative expense due to a decrease in the overall operating activity of the Company during the fiscal year offset by increases in professional fees of $27,840 for legal fees incurred for SEC filing services.

Net loss for the year ended April 30, 2016 was $125,638 compared with $797,865 during the year ended April 30, 2015.  In addition to the decrease in operating expenses, the Company recorded a $90,324 gain on the change in fair value of derivative liability, and interest and accretion expense of $19,655 related to the outstanding convertible notes payable.  During the year ended April 30, 2015, the Company recorded a $431,203 loss on the change in fair value of derivative liability, and $133,146 of interest and accretion expense.  The decrease in interest and accretion expense is due to the fact that a significant amount of convertible notes were fully accreted in fiscal 2015 resulting in lower accretion costs in fiscal 2016.  The decrease in the change in the fair value of derivate liabilities is due to the fact that the Company's share price had a lower volatility in fiscal 2016 resulting in a lower overall change in derivative liability.

For the year ended April 30, 2016, the Company recorded a loss per share of $0.01 per share compared with a loss per share of $1.00 per share for the year ended April 30, 2015.

Liquidity and Capital Resources

As of April 30, 2016, the Company's total asset balance was $1,327, compared to $126 for the year ended April 30, 2015. The increase in total assets is largely due to an overall increase in accounts receivable for amounts receivable from clients for operating activities.

As of April 30, 2016, the Company had total liabilities of $477,202 compared with total liabilities of $586,807 as at April 30, 2015. The decrease in total liabilities was attributed to a decrease of $217,789 in derivative liability, which was offset by an increase of $71,344 in accounts payable and accrued liabilities, $34,202 in amounts due to related parties, and $4,616 in notes payable.

As of April 30, 2016, the Company had a working capital deficit of $475,875 compared with $586,681 as of April 30, 2015.  The decrease in working capital deficit was largely attributed to a decrease in the derivative liability relating to the fair value of the conversion feature of the convertible debenture which was offset by an increase in accounts payable due to the limited cash available within the Company to repay outstanding obligations as they became due.

Cashflows from Operating Activities

During the year ended April 30, 2016, the Company used $9,377 of cash for operating activities compared with $61,645 of cash for operating activities during the year ended April 30, 2015. The decrease in cash used for operating activities was based on the fact that the Company only had limited cash flows from financing activities during the year and had only commenced operating activity on its Watchdog license near the end of fiscal 2016.

Cashflows from Investing Activities

During the years ended April 30, 2016 and 2016, the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended April 30, 2016, the Company received $9,700 of cash from financing activities, which was comprised of $5,084 received from related parties and the issuance of $4,616 of notes payable.  During the year ended April 30, 2015, the Company received $56,443 in proceeds from financing activities comprised of $77,500 from the issuance of convertible debentures offset by repayment of $29,850 to related parties, and additional proceeds of $8,793 from related parties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Years Ended April 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Appiphany Technologies Holdings Corp.

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended April 30, 2016.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated an accumulated deficit of $1,791,491 as of April 30, 2016.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 15, 2016

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Balance Sheets
(Expressed in US dollars)

	April 30, 2016 $	April 30, 2015 $

ASSETS

Current Assets

Cash	323	–
Accounts receivable	1,004	–
Prepaid expense	–	126

Total Assets	1,327	126

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	195,999	124,655
Due to related parties	62,486	28,284
Convertible debenture, net of unamortized discount of $nil and $6,982, respectively	73,905	75,883
Notes payable	4,616	–
Derivative liability	140,196	357,985

Total Liabilities	477,202	586,807

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 33,798,502 and 1,856,671 common shares, respectively	33,799	1,857

Additional paid-in capital	1,281,817	1,077,315

Accumulated deficit	(1,791,491)	(1,665,853)

Total Stockholders' Deficit	(475,875)	(586,681)

Total Liabilities and Stockholders' Deficit	1,327	126

The accompanying notes are an integral part of these consolidated financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Operations
(Expressed in US dollars)
	Year ended April 30, 2016 $	Year ended April 30, 2015 $

Revenues	904	258

Operating Expenses

General and administrative	16,722	56,560
Management fees	100,000	124,565
Professional fees	80,489	52,649

Total Operating Expenses	197,211	233,774

Net loss before other income (expenses)	(196,307)	(233,516)

Other Income (Expenses)
Interest expense	(19,655)	(133,146)
Gain (Loss) on change in fair value of derivative liability	90,324	(431,203)

Total Other Income (Expenses)	70,669	(564,349)

Net Loss	(125,638)	(797,865)
Net Loss Per Share, Basic and Diluted	(0.01)	(1.00)
Weighted Average Shares Outstanding – Basic and Diluted	12,604,626	802,446

The accompanying notes are an integral part of these consolidated financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statement of Stockholder's Deficit
(Expressed in US dollars)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – April 30, 2014	111,145	111	598,557	(867,988)	(269,320)

Shares issued upon conversion of notes payable	1,370,526	1,371	302,798	–	304,169

Shares issued for management fees	375,000	375	97,125	–	97,500

Forgiveness of debt	–	–	78,835	–	78,835

Net loss for the year	–	–	–	(797,865)	(797,865)

Balance – April 30, 2015	1,856,671	1,857	1,077,315	(1,665,853)	(586,681)

Shares issued upon conversion of notes	1,941,831	1,942	134,502	–	136,444

Shares issued for management fees	10,000,000	10,000	90,000	–	100,000

Shares issued for acquisition of licenses	20,000,000	20,000	(20,000)	–	–

Net loss for the year	–	–	–	(125,638)	(125,638)

Balance – April 30, 2016	33,798,502	33,799	1,281,817	(1,791,491)	(475,875)

The accompanying notes are an integral part of these consolidated financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Cashflows
(Expressed in US dollars)

	Year ended April 30, 2016 $	Year ended April 30, 2015 $

Operating Activities

Net loss	(125,638)	(797,865)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	6,982	92,793
Expenses paid by related party	29,118	19,515
Financing costs	126	4,374
Loss (gain) on change in fair value of derivative liability	(90,324)	431,203
Shares issued for default penalty	–	25,750
Shares issued for management fees	100,000	97,500

Changes in operating assets and liabilities:

Accounts receivable	(1,004)	91
Other current assets	–	(4,500)
Accounts payable and accrued liabilities	71,363	42,429
Accrued compensation	–	27,065

Net Cash Used In Operating Activities	(9,377)	(61,645)

Financing Activities

Proceeds from convertible debenture	–	77,500
Proceeds from notes payable	4,616	–
Proceeds from related party payable	15,084	8,793
Repayment on related party payable	(10,000)	(29,850)

Net Cash Provided by Financing Activities	9,700	56,443

Increase (Decrease) in Cash	323	(5,202)

Cash – Beginning of Period	–	5,202

Cash – End of Period	323	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued in exchange for license agreements	20,000	–
Common stock issued for conversion of convertible debentures	136,444	304,169
Common stock issued for forgiveness of debt	–	78,835
Common stock issued for management fees	–	97,500

The accompanying notes are an integral part of these consolidated financial statements.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Consolidated Financial Statements

NOTE 1.  Nature of Operations and Continuance of Business
Appiphany Technologies Holdings Corp. ("The Company") was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation ("ATC") to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On November 18, 2015, ATC was dissolved.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2016, the Company has not recognized significant revenue, has a working capital deficit of $475,875, and has an accumulated deficit of $1,791,491. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.  Summary of Significant Accounting Policies

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

c) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2016 and 2015, the Company had no items representing cash equivalents.

d) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of April 30, 2016, the Company had 20,292,620 (2015 – 8,713,784) potentially dilutive common shares outstanding.

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

The Company's financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, accrued compensation, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a "Level 2" input.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g) Revenue Recognition

The Company recognizes revenue from online fraud protection services. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

Revenue is recorded on an agency basis in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The Company acts as an agent for the principal on the basis that the Company does not provide direct service to its customers, has no authority to determine the price of the products or services provided, and is not responsible for inventory risk.

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

i) Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. For the year ended April 30, 2016, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3.  Acquisition of License Agreements

a) On January 14, 2016, the Company entered into a purchase agreement with a company controlled by the President and Director of the Company. Pursuant to the agreement, the Company agreed to purchase two licenses including the accounts receivable generated by the two licenses, in exchange for 20,000,000 common shares of the Company.

In accordance with ASC 805-50, "Business Combinations: Related Issues", the purchase agreement was deemed an acquisition of assets between entities under common control for accounting purposes as the transaction was non arms-length. The licenses and accounts receivable acquired were recorded at their carrying value of $nil.

b) On January 18, 2016, the Company entered into a license agreement (the "Agreement") with Comsec Solutions Limited ("Comsec") where the Company acquired the right to market and distribute Watchdog, a market leading web-monitoring tool owned by Comsec, in North and South America. In exchange for the rights, the Company agreed to pay a monthly base fee of up to £4,750, depending on the service provided, and 15% commission fee for all revenues including a minimum revenue base of £140,000 in the first year and £100,000 in subsequent years.

NOTE 4.  Related Party Transactions

a) During the year ended April 31, 2016, the Company incurred $nil (2015 - $27,065) of management fees to the former President and Director of the Company. During the year ended April 30, 2015, the amount owing of $78,835 owing for accrued management fees and financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital.

b) During the year ended April 30, 2016, the Company issued 10,000,000 (2015 – 375,000) common shares with a fair value of $100,000 (2015 - $97,500) to the President and Director of the Company.

c) As at April 30, 2016, the Company owed $nil (2014 - $499) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

d) As at April 30, 2016, the Company owed $41,197 (2015 - $19,155) and $21,289 (Cdn$ - $26,715) (2015 - $8,769; Cdn$10,625) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

e) As at April 30, 2016, the Company owed $nil (2015 - $9,000) to the former Secretary and Treasurer of the Company in accrued compensation.

NOTE 5.  Convertible Debentures

a) On December 17, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company's common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which had been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. As at April 30, 2016, the carrying value of the note was $9,620 (2015 - $9,620).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note. As at April 30, 2016, the carrying value of the note was $25,808 (2015 - $34,580).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at April 30, 2016, the carrying value of the note was $38,477 (2015 - $31,683).

NOTE 6.  Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2016, the Company recorded a gain on the change in fair value of derivative liability of $90,324 (2015 – loss of $431,203). As at April 30, 2016, the Company recorded a derivative liability of $140,196 (2015 - $357,985).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended April 30, 2016 and 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at June 15, 2014 (date note became convertible)	433%	0.03%	0%	0.26
As at July 31, 2014 (mark to market)	362%	0.01%	0%	0.14
As at September 19, 2014 (date of default penalty)	426%	0.04%	0%	0.50
As at October 30, 2014 (date of conversion)	335%	0.06%	0%	0.39
As at October 31, 2014 (mark to market)	336%	0.05%	0%	0.38
As at November 3, 2014 (date of conversion)	348%	0.07%	0%	0.38
As at November 7, 2014 (date of conversion)	352%	0.05%	0%	0.37
As at November 10, 2014 (date of conversion)	355%	0.02%	0%	0.36
As at November 18, 2014 (date of conversion)	370%	0.02%	0%	0.34
As at January 31, 2015 (mark to market)	528%	0.01%	0%	0.13
As at March 5, 2015 (date of conversion)	693%	0.25%	0%	1.00
As at April 16, 2015 (date of conversion)	736%	0.22%	0%	0.88
As at April 22, 2015 (date of conversion)	742%	0.23%	0%	0.87
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85
As at April 30, 2016 (mark to market)	366%	0.56%	0%	1.00

May 21, 2014 convertible debenture:
As at November 17, 2014 (date note became convertible)	301%	0.03%	0%	0.27
As at January 9, 2015 (date of conversion)	597%	0.02%	0%	0.12
As at January 15, 2015 (date of conversion)	577%	0.03%	0%	0.11
As at January 21, 2015 (date of conversion)	650%	0.01%	0%	0.09
As at January 22, 2015 (date of conversion)	635%	0.02%	0%	0.09
As at January 30, 2015 (date of conversion)	496%	0.01%	0%	0.07
As at January 31, 2015 (mark to market)	528%	0.01%	0%	0.06
As at April 16, 2015 (date of conversion)	512%	0.22%	0%	0.86
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82
As at December 7, 2015 (date of conversion)	251%	0.29%	0%	0.21
As at April 5, 2016 (date of conversion)	371%	0.56%	0%	0.90
As at April 30, 2016 (mark to market)	312%	0.56%	0%	0.83
May 23, 2014 convertible debenture:
As at November 19, 2014 (date note became convertible)	444%	0.07%	0%	0.51
As at January 14, 2015 (mark to market)	462%	0.04%	0%	0.35
As at January 26, 2015 (mark to market)	494%	0.03%	0%	0.32
As at January 31, 2015 (mark to market)	505%	0.02%	0%	0.31
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06
As at April 30, 2016 (mark to market)	111%	0.56%	0%	0.06

A summary of the activity of the derivative liability is shown below:

	$
Balance, April 30, 2014		47,706
Derivative loss due to new issuances		38,016
Debt discount		95,215
Adjustment for conversion		(216,139)
Mark to market adjustment at April 30, 2015		393,187
Balance, April 30, 2015		357,985
Adjustment for conversion		(127,465)
Mark to market adjustment at April 30, 2016		(90,324)
Balance, April 30, 2016		140,196

NOTE 7.  Notes Payable

As at April 30, 2016, the Company owed $4,616 (2015 - $nil) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bears interest at 6% per annum, and due on July 31, 2016.

NOTE 8.  Common Shares

Share Transactions for the Year Ended April 30, 2016

a) On September 8, 2015, the Company issued 91,831 common shares upon the conversion of $188 of convertible note payable, $19 of accrued interest payable as described in Note 5(c), and derivative liability of $348.

b) On November 17, 2015, the Company issued 10,000,000 common shares with a fair value of $100,000 to the President and Director of the Company for management services. Fair value was based on the closing market price on the date of issuance.

c) On December 8, 2015, the Company issued 550,000 common shares upon the conversion of $2,805 of convertible note payable as described in Note 5(b), and derivative liability of $16,083.

d) On January 14, 2016, the Company issued 20,000,000 common shares to the President and Director of the Company for the acquisition of licenses. Refer to Note 3.

e) On April 7, 2016, the Company issued 1,300,000 common shares upon the conversion of $5,967 of convertible note payable as described in Note 5(b), and derivative liability of $111,034.

Share Transactions for the Year Ended April 30, 2015

a) On January 31, 2015, the Company issued 375,000 common shares with a fair value of $97,500 to the President and Director of the Company for management services. Fair value was based on the closing market price on the date of Board approval.

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

e) During the year ended April 30, 2015, the Company issued 595,667 common shares upon the conversion of $39,130 of convertible notes payable as described in Note 5(a).

f) During the year ended April 30, 2015, the Company issued 360,000 common shares upon the conversion of $2,920 of convertible notes payable as described in Note 5(b).

g) During the year ended April 30, 2015, the Company issued 127,655 common shares upon the conversion of $1,335 of convertible notes payable and $69 of accrued interest payable as described in Note 5(c).

NOTE 9.  Income Taxes

The Company has $1,039,212 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2016 and 2015 as a result of the following:

	2016 $	2015 $

Net loss before taxes	(125,638)	(797,865)
Statutory rate	34%	34%

Computed expected tax recovery	(42,717)	(271,274)
Permanent differences and other	2,343	178,159
Change in valuation allowance	40,374	93,115

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2016 $	2015 $

Net operating losses carried forward	353,332	312,958

Total gross deferred income tax assets	353,332	312,958
Valuation allowance	(353,332)	(312,958)

Net deferred tax asset	–	–

NOTE 10.  Subsequent Events

a) On May 17, 2016, the Company issued a convertible promissory note to an unrelated party for $33,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000. The note is convertible into common stock of the Company at a price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company. The promissory note shall bear interest at 10% per annum and is due on May 17, 2017.

b) On June 13, 2016, the Company issued 3,217,352 shares of common stock for the conversion of $8,368 of convertible debentures, as noted in Note 5(b).

c) On June 28, 2016, the Company issued 1,176,470 shares of common stock for the conversion of $3,000 of convertible debentures, as noted in Note 5(a).

d) On July 27, 2016, the Company issued 1,579,800 shares of common stock for the conversion of $4,000 of convertible debentures and $28 of accrued interest, as noted in Note 5(a).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2016 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.
We did not maintain appropriate cash controls – As of April 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at April 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.  Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.  We will appoint additional personnel to assist with the preparation of the Company's monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Identification of Significant Employees

Our President is our only full-time employee. We use consultants and independent contractors on a case-to-case basis. We use developers on a contract or limited basis to develop code for the Apps. As such developers are hired on an "as-needed" basis, we do not have agreements in place with the developers, nor do we plan on entering into agreements with the developers. In the future, we intend on having a team of in-house developers who are employees of the Company.

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's board of directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director who also serves as the sole executive officer of the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company's small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2016 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2016 and 2015:

  Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jesse Keller (1) Former President, CEO, CFO, Director, Secretary and Treasurer	2015	27,065	-0-	-0-	-0-	-0-	-0-	-0-	27,065
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rob Sargent (2) President, CEO, CFO, Director, Secretary and Treasurer	2015	-0-	-0-	97,500	-0-	-0-	-0-	-0-	97,500
	2016	-0-	-0-	100,000	-0-	-0-	-0-	-0-	97,500

Notes to Summary Compensation Table:

(1)	Mr. Keller was appointed as President, CEO, CFO and a director of the Company on February 23, 2010 and was appointed as Secretary and Treasurer on December 19, 2013.

(2)
Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014.  During the year ended April 30,2016, Mr. Sargent received $100,000 of stock-based compensation.  During the year ended April 30, 2015, Mr. Sargent received $97,500 of stock-based compensation.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 11, 2016 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of August 12, 2015, we had 39,772,124 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Media Convergence Group, LLC (3) 1951 Logan Ave Salt Lake City UT	Common	20,000,000	50.29%
All Officers and Directors as a Group (1 Person)	Common	20,000,000	50.29%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rob Sargent (4) 1951 Logan Ave Salt Lake City UT	Common	10,375,000	26.09%
All Officers and Directors as a Group (1 Person)	Common	10,375,000	26.09%

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

(2)	Based on 39,772,124 issued and outstanding shares of common stock as of August 11, 2016.

(3)	Rob Sargent, the Company's President CEO, CFO, Secretary, Treasurer, and Director, is the sole owner of Media Convergence Group, LLC.
(4)	Rob Sargent is the Company's President CEO, CFO, Secretary, Treasurer, and Director. His beneficial ownership includes 10,375,000 common shares.

Changes in Control

 There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended April 31, 2016, the Company incurred $nil (2015 - $27,065) of management fees to the former President and Director of the Company. During the year ended April 30, 2015, the amount owing of $78,835 owing for accrued management fees and financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital.

During the year ended April 30, 2016, the Company issued 10,000,000 (2015 – 375,000) common shares with a fair value of $100,000 (2015 - $97,500) to the President and Director of the Company.

As at April 30, 2016, the Company owed $nil (2014 - $499) of professional fees paid on its behalf by the former Secretary and Treasurer of the Company, which is included in accounts payable and accrued liabilities.

As at April 30, 2016, the Company owed $41,197 (2015 - $19,155) and $21,289 (Cdn$ - $26,715) (2015 - $8,769; Cdn$10,625) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

As at April 30, 2016, the Company owed $nil (2015 - $9,000) to the former Secretary and Treasurer of the Company in accrued compensation.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:
•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2016	Year Ended April 30, 2015
Audit fees	$19,000	$11,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$19,000	$11,500

Audit Fees

During the fiscal year ended April 30, 2016, we incurred approximately $19,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2016.

During the fiscal year ended April 30, 2015, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: August 15, 2016	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 15, 2016	/s/ Rob Sargent
Rob Sargent - Director