Form 10-K/A
period 2016-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-08-18
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K/A

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Documents incorporated by reference: None

Explanatory Note: This Form 10-K/A is being filed to amend the original Form 10-K filing for the period ended April 30, 2016 filed with the Securities and Exchange Commission on August 15, 2016 to update an item on the cover page and to include the XBRL to the financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: August 17, 2016	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 17, 2016	/s/ Rob Sargent
Rob Sargent - Director