Form 10-Q
period 2016-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-09-19
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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
 ☐ Yes  ☒ No

As of September 14, 2016 there were 40,272,124 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2016

Condensed Consolidated Balance Sheets (unaudited)	2
Condensed Consolidated Statements of Operations (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to the Condensed Consolidated Financial Statements (unaudited)	5

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	July 31, 2016 $	April 30, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	61,448	323
Accounts receivable	8,623	1,004

Total Assets	70,071	1,327

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	210,298	195,999
Due to related parties	34,528	62,486
Convertible debenture, net of unamortized discount of $91,573 and $6,982, respectively	126,094	73,905
Notes payable	14,616	4,616
Derivative liability	360,746	140,196

Total Liabilities	746,282	477,202

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 39,772,124 and 33,798,502 common shares, respectively	39,772	33,799

Additional paid-in capital	1,402,709	1,281,817

Accumulated deficit	(2,118,692)	(1,791,491)

Total Stockholders' Deficit	(676,211)	(475,875)

Total Liabilities and Stockholders' Deficit	70,071	1,327

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the three months ended July 31, 2016 $	For the three months ended July 31, 2015 $

Revenues	11,567	–
Cost of goods sold	5,667	–

Gross profit	5,900	–

Operating Expenses

Consulting fees	45,500	–
General and administrative	13,648	(1,661)
Professional fees	27,684	12,299

Total Operating Expenses	86,832	10,638

Net loss before other income (expense)	(80,932)	(10,638)

Other Income (Expense)
Interest expense	(4,385)	(10,339)
Gain (loss) on change in fair value of derivative liability	(237,379)	199,600
Loss on extinguishment of debt	(4,505)	–

Total Other Income (Expense)	(246,269)	189,261

Net Income (Loss)	(327,201)	178,623
Net Income (Loss) Per Share, Basic	(0.01)	0.10

Net Income (Loss) Per Share, Diluted	(0.01)	0.00
Weighted Average Shares Outstanding – Basic	35,949,635	1,856,671
Weighted Average Shares Outstanding –Diluted	35,949,635	46,332,464

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Statements of Cashflow
(Expressed in US dollars)
(unaudited)

	For the three months ended July 31, 2016 $	For the three months ended July 31, 2015 $

Operating Activities

Net income (loss)	(327,201)	178,623

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of discount on convertible debt payable	677	6,982
Loss on extinguishment of debt	4,505	126
Loss (gain) on change in fair value of derivative liability	237,379	(199,600)

Changes in operating assets and liabilities:

Accounts receivable	(7,619)	–
Accounts payable and accrued liabilities	25,540	12,218

Net Cash Used In Operating Activities	(66,719)	(1,651)

Financing Activities

Proceeds from convertible debenture	145,000	–
Proceeds from notes payable	10,000	–
Proceeds from related party	–	1,651
Repayment to related party	(27,156)	–

Net Cash Provided by Financing Activities	127,844	1,651

Increase in Cash	61,125	–

Cash – Beginning of Period	323	–

Cash – End of Period	61,448	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	126,865	–
Debt discount on convertible notes and debt issuance costs	92,250	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business
Appiphany Technologies Holdings Corp. (the "Company") was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation ("ATC") to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On November 18, 2015, ATC was dissolved. The Company is in the business of providing online fraud protection services.
Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2016, the Company has not recognized significant revenue, has a working capital deficit of $676,211, and has an accumulated deficit of $2,118,692. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada, until its dissolution on November 18, 2015. All intercompany transactions have been eliminated on consolidation. The Company's fiscal year end is April 30.
(b)	Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
(c)	Interim Condensed Consolidated Financial Statements
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

2.	Summary of Significant Accounting Policies (continued)
(d)	Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31 and April 30, 2016, the Company had no items representing cash equivalents.
(e)	Accounts Receivable
The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.
(f)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three-months ended July 31, 2016, the Company had 19,812,270 potentially dilutive common shares outstanding that were excluded from the diluted EPS calculation as their effect is anti-dilutive.
(g)  Financial Instruments
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

2.	Summary of Significant Accounting Policies (continued)
(g)	Financial Instruments (continued)
The Company's financial instruments consist principally of accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, convertible debentures, and notes payable.  Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair value of our derivative liability is determined to be a "Level 2" input.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
(h)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 and April 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.
(i) Revenue Recognition
The Company recognizes revenue from online fraud protection services. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.
Commencing May 1, 2016, the Company changed its accounting policy with respect to revenue recognition to record revenue on a gross basis as compared to a net basis as the Company reassessed the application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and determined that they did not meet the conditions for an agency relationship.  The impact to the Company's revenues was determined to not be material, as historical revenues from online fraud protection services was $2,725 with cost of goods sold of $1,821 for a net gross profit of $904.
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
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which resulted in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of the debt balance. The Company had adopted ASU 2015-03 during the three months ended July 31, 2016, with full retrospective application as required by the guidance. These standards did not have a material impact on the Company's condensed consolidated balance sheets and had no impact on the cash flows provided by or used in operations for any period presented.

2.	Summary of Significant Accounting Policies (continued)
k)	Recent Accounting Pronouncements (continued)
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
(a)
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
(b)
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

4. Related Party Transactions
As at July 31, 2016, the Company owed $34,528 (April 30, 2016 - $62,486) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.
5. Notes payable
(a)
As at July 31, 2016, the Company owed $14,616 (April 30, 2016 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bears interest at 5-6% per annum, and due on demand.

(b)
On June 6, 2016, the Company issued a note payable to a non-related party for proceeds of $10,000. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on demand.

6. Convertible Debentures
(a)
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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. On May 17, 2016, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $10,000 convertible debenture issued to a non-related party. Refer to Note 6(d). As at July 31, 2016, the carrying value of the note was $nil (April 30, 2016 - $9,620).

6. Convertible Debentures (continued)
(b)
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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note. During the three months ended July 31, 2016, the Company issued 3,217,352 shares of common stock for the conversion of $8,368 of the note. As at July 31, 2016, the carrying value of the note was $17,440 (April 30, 2016 - $25,808).
(c)
On May 23, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on May 23, 2015. After 180 days or November 19, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company's common shares for the past 15 trading days prior to notice of conversion. On June 13, 2016, this note was assigned to a new note holder for $31,000, resulting in a gain on extinguishment of $5,744 (2015 - $nil).

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at July 31, 2016, the carrying value of the note was $38,477 (April 30, 2016 - $38,477).
(d)
On May 17, 2016, the Company issued a $10,000 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on December 17, 2013 of $9,620 and $6,270 of accrued interest as at May 17, 2016 as noted in Note 5(a). Due to the change of conversion terms the fair value of the derivative liability increased from $249,702 to $265,841, resulting in a loss in extinguishment of $10,249. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (up to 24% per annum default rate), and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company's common shares (i) on May 12, 2016; or (ii) for the past 25 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". During the three months ended July 31, 2016, the Company issued 2,756,270 shares of common stock for the conversion of $7,000 of the note and $29 of accrued interest. As at July 31, 2016, the carrying value of the note was $3,000 (April 30, 2016 - $nil).

6. Convertible Debentures (continued)
(e)
On May 17, 2016, the Company issued a convertible debenture to a non-related party for $33,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (up to 24% per annum default rate), and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company. There was also financing costs, which resulted in the Company recording a debt discount of approximately $5,000 resulting from these debt issuance costs which is being amortized over the life of the loan.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $33,000 of which $5,000 of the discount resulted from debt issuance costs.  The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2016, the carrying value of the note was $7 (April 30, 2016 - $nil), and the unamortized total discount was $32,993 (April 30, 2016 - $nil).
(f)
On June 13, 2016, the Company issued a convertible debenture to a non-related party for $69,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $66,500.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (up to 22% per annum default rate), and is due on December 13, 2016. After maturity date, or December 13, 2016, the debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common shares for the past 15 trading days prior to the notice of conversion.
The Company analyzed the conversion option of the note for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until December 13, 2016, the Company will delay measuring the derivative liability until such date.  There was also debt issuance costs, which resulted in the Company recording a debt discount of approximately $2,500. As at July 31, 2016, the carrying value of the note was $67,156 (April 30, 2016 - $nil), and the unamortized discount was $1,844 (April 30, 2016 - $nil).

(g)
On July 21, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $56,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (up to 24% per annum default rate), and is due on April 21, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $56,750 of which $6,250 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. As at July 31, 2016, the carrying value of the note was $14 (April 30, 2016 - $nil), and the unamortized total discount was $56,736 (April 30, 2016 - $nil).

7. Derivative Liability
The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $237,379 (2015 – $199,600 gain). As at July 31, 2016, the Company recorded a derivative liability of $360,746 (April 30, 2016 - $140,196).
The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended July 31 and April 30, 2016:
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2016 (mark to market)	366%	0.56%	0%	1.00
As at May 17, 2016 (date of exchange)	433%	0.58%	0%	0.84

May 21, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	312%	0.56%	0%	0.83
As at June 13, 2016 (date of conversion)	485%	0.40%	0%	0.71
As at July 31, 2016 (mark to market)	468%	0.38%	0%	0.58

May 23, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	111%	0.56%	0%	0.06
As at July 31, 2016 (mark to market)	472%	0.50%	0%	0.81

May 17, 2016 convertible debenture for $10,000:
As at May 17, 2016 (date note became convertible)	467%	0.58%	0%	1.00
As at June 28, 2016 (date of conversion)	490%	0.35%	0%	0.88
As at July 27, 2016 (date of conversion)	508%	0.40%	0%	0.81
As at July 31, 2016 (mark to market)	513%	0.38%	0%	0.79

May 17, 2016 convertible debenture for $33,000:
As at May 17, 2016 (issuance date)	476%	0.58%	0%	1.00
As at July 31, 2016 (mark to market)	458%	0.50%	0%	0.79

July 21, 2016 convertible debenture:
As at July 21, 2016 (issuance date)	470%	0.54%	0%	0.75
As at July 31, 2016 (mark to market)	481%	0.50%	0%	0.72

A summary of the activity of the derivative liability is shown below:
	$
Balance, April 30, 2016		140,196
New issuances		925,403
Debt discounts		78,500
Adjustment for conversion		(111,468)
Mark to market adjustment at July 31, 2016		(671,885)
Balance, July 31, 2016		360,746

8. Common Shares

(a)	On June 13, 2016, the Company issued 3,217,352 common shares for the conversion of $8,368 of convertible debentures, as noted in Note 5(e).
(b)	On June 28, 2016, the Company issued 1,176,470 common shares for the conversion of $3,000 of convertible debentures, as noted in Note 5(d).
(c)	On July 27, 2016, the Company issued 1,579,800 common shares for the conversion of $4,000 of convertible debentures and $28 of accrued interest, as noted in Note 5(d).
9. Subsequent Events
We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2016 other than the following:
(a) On August 18, 2016, the Company issued a convertible debenture to a non-related party for $27,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000.  Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 18, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company's common shares for the past 15 trading days prior to notice of conversion. In connection with the debt financing, the Company paid financing costs of $7,000.
(b)	On September 6, 2016, the Company issued 500,000 common shares to a consultant pursuant to a consulting agreement dated August 26, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2016 $	April 30, 2016 $
Current Assets	70,071	1,327
Current Liabilities	746,282	477,202
Working Capital (Deficit)	(676,211)	(475,875)

Cash Flows

	July 31, 2016 $	July 31, 2015 $
Cash Flows used in Operating Activities	(66,719)	(1,651)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	127,844	1,651
Net increase (decrease) in Cash During Period	61,125	-

Operating Revenues

For the three months ended July 31, 2016, the Company earned revenues of $11,567 compared with $nil during the three months ended July 31, 2015 from the sale of online fraud protection services.  The Company had gross profit of $5,900 for the three months ended July 31, 2016 compared to $nil for the three months ended July 31, 2015.  The increase in sales revenue and gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until January 2016.

Operating Expenses and Net Income (Loss)

For the three months ended July 31, 2016, the Company incurred operating expenses of $86,832 compared to $10,638 during the three months ended July 31, 2015.  The increase in operating expenses was based on the fact that the Company had commenced its online fraud protection services during the current period which resulted in higher day-to-day operating costs of $15,309 compared to the three month period ended July 31, 2015.  Furthermore, there was an increase of $45,500 for consulting expenses to hire consultants to assist with the day-to-day operations and oversight of the Watchdog license agreement, and $15,385 of professional fees for increases in accounting, audit, and legal fees with respect to the overall increase in business activity.

During the three months ended July 31, 2016, the Company recorded a net loss of $327,201 compared to a net income of $178,623 during the three months ended July 31, 2015.  In addition to operating expenses, the Company recorded a loss on the change in the fair value of the derivative liability of $237,379, interest and amortization expense of $4,385 and a loss on extinguishment of debt of $4,505.  During the period ended July 31, 2015, the Company recorded a gain on the change in fair value of the derivative liability of $199,600 and interest and amortiztion expense of $10,339.

The loss per share on a basic and diluted basis for the three months ended July 31, 2016 was $0.01 compared to a basic net income per share of $0.10 for the three months ended July 31, 2015 adjusted to $0.00 on a fully diluted basis.

Liquidity and Capital Resources

As at July 31, 2016, the Company had cash of $61,448 and total assets of $70,071 compared to cash of $323 and total assets of $1,327 at April 30, 2016.  The increase in cash and total assets was due to the fact that the Company received net proceeds of $127,844 from financing activities during the period, of which a significant amount of cash was remaining as at July 31, 2016.  Furthermore, the Company recorded revenues of $11,567 during the period which resulted in an increase to trades accounts receivable of $7,916 at July 31, 2016 of which management estimates the entire balance to be collectible.

As at July 31, 2016, the Company had total liabilities of $746,282 compared to $477,202 at April 30, 2016.  The increase in total liabilities is due to an increase in trade accounts payable and accrued liabilities of $14,077 due to an overall increase in business activity during the period, an increase in derivative liability of $220,550 as the Company entered into three new convertible debenture agreements during the current period, and an increase of $49,535 in the carrying value of convertible debentures and notes payable which reflects the net amount of the new convertible debentures and note payable that was entered into during the period.  The increases were offset by a decrease in the amounts owed to related parties of $27,156 which is reflected by the amount that was repaid to related parties during the period.

As at July 31, 2016, the Company had a working capital deficit of $676,211 compared with a working capital deficit of $475,875 as at April 30, 2016.  The increase in working capital deficit was due to an increase in total liabilities from the issuance of new convertible debentures and the adjustment of the fair value of the beneficial conversion feature for the Company's issued convertible debentures.

Cash Flow from Operating Activities

During the period ended July 31, 2016, the Company used $66,719 of cash for operating activities as compared to $1,651 during the three months ended July 31, 2015.  The increase in the use of cash for operating activities was due to increased operations.

Cash Flow from Investing Activities

During the periods ended July 31, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended July 31, 2016, the Company received $127,844 net cash from financing activities which included net cash of $155,000 from the issuance of convertible debentures and notes payable during the period offset by repayments to related parties of $27,156.  During the three months ended July 31, 2015, the Company received $1,651 from related parties to assist in funding the cash needs of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on August 18, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 19, 2016	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2016	/s/ Rob Sargent
By: Rob Sargent Its: Director