Form 10-Q/A
period 2016-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-09-22
CIK 1490054

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

Explanatory Note: This Form 10-Q/A is being filed to amend the original Form 10-Q for the period ended July 31, 2016 filed with the Securities and Exchange Commission on September 19, 2016 to update an item on the cover page and to include the XBRL to the financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 21, 2016	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 21, 2016	/s/ Rob Sargent
By: Rob Sargent Its: Director