Form 10-Q
period 2016-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2016-12-15
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

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
☐ Yes  ☒ No

As of December 13, 2016 there were 51,988,237 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Six Months Ended October 31, 2016

Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	October 31, 2016 $	April 30, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	12,742	323
Accounts receivable	13,202	1,004
Prepaid expense	2,500	–

Total Assets	28,444	1,327

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	235,997	195,999
Due to related parties	23,973	62,486
Convertible debenture, net of unamortized discount of $91,632 and $nil, respectively	153,035	73,905
Notes payable	14,616	4,616
Derivative liability	558,275	140,196

Total Liabilities	985,896	477,202

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 41,172,124 and 33,798,502 common shares, respectively	41,172	33,799

Additional paid-in capital	1,429,309	1,281,817

Accumulated deficit	(2,427,933)	(1,791,491)

Total Stockholders' Deficit	(957,452)	(475,875)

Total Liabilities and Stockholders' Deficit	28,444	1,327

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the three months ended October 31, 2016 $	For the three months ended October 31, 2015 $	For the six months ended October 31, 2016 $	For the six months ended October 31, 2015 $

Revenues	19,433	–	31,000	–
Cost of Goods Sold	11,183	–	16,850	–

Gross Profit	8,250	–	14,150	–

Operating Expenses

Consulting fees	75,500	–	121,000	–
General and administrative	15,452	1,992	29,100	331
Professional fees	20,301	29,995	47,985	42,294

Total Operating Expenses	111,253	31,987	198,085	42,625

Net Loss Before Other Income (Expense)	(103,003)	(31,987)	(183,935)	(42,625)

Other Income (Expense)
Interest expense	(8,709)	(3,228)	(13,094)	(13,567)
Gain (loss) on change in fair value of derivative liability	(197,529)	(313,035)	(434,908)	(113,435)
Loss on extinguishment of debt	–	–	(4,505)	–

Total Other Income (Expense)	(206,238)	(316,263)	(452,507)	(127,002)

Net Loss	(309,241)	(348,250)	(636,442)	(169,627)
Net Loss Per Share, Basic and Diluted	(0.01)	(0.18)	(0.02)	(0.09)
Weighted Average Shares Outstanding – Basic and Diluted	40,385,311	1,913,566	38,188,476	1,884,927

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Statements of Cashflow
(Expressed in US dollars)
(unaudited)

	For the six months ended October 31, 2016 $	For the six months ended October 31, 2015 $

Operating Activities

Net loss	(636,442)	(169,627)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debt payable	2,618	7,108
Loss on extinguishment of debt	4,505	–
Loss on change in fair value of derivative liability	434,908	113,435
Shares issued for consulting services	28,000	–

Changes in operating assets and liabilities:

Accounts receivable	(12,198)	–
Accounts payable and accrued liabilities	50,684	35,120
Prepaid expense	(2,500)	–

Net Cash Used In Operating Activities	(130,425)	(13,964)

Financing Activities

Proceeds from convertible debenture	170,000	–
Proceeds from notes payable	10,000	–
Proceeds from related party	–	13,964
Repayment to related party	(37,156)	–

Net Cash Provided by Financing Activities	142,844	13,964

Increase in Cash	12,419	–

Cash – Beginning of Period	323	–

Cash – End of Period	12,742	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	126,865	554
Debt discount on convertible notes and debt issuance costs	94,250	–

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
Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2016, the Company has not recognized significant revenue, has a working capital deficit of $957,452, and has an accumulated deficit of $2,427,933. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada, until its dissolution on November 18, 2015, and IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company's fiscal year end is April 30.
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
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31 and April 30, 2016, the Company had no items representing cash equivalents.
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
(f)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2016, the Company had 32,247,638 (April 30, 2016 - 20,292,620) potentially dilutive common shares outstanding that were excluded from the diluted EPS calculation as their effect is anti-dilutive.
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
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and April 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.
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
(j)	Stock-based Compensation
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
(k)	Recent Accounting Pronouncements
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

2.	Summary of Significant Accounting Policies (continued)
(k)	Recent Accounting Pronouncements (continued)
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
4. Related Party Transactions
As at October 31, 2016, the Company owed $23,973 (April 30, 2016 - $62,486) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand

5. Notes Payable
(a)	As at October 31, 2016, the Company owed $14,616 (April 30, 2016 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bears interest at 5-6% per annum, and is due on July 31, 2016. The notes bear a default interest rate of 18% per annum.
(b)	On June 6, 2016, the Company issued a note payable to a non-related party for proceeds of $10,000. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on July 6, 2017. The note bears a default interest rate of 12% per annum.

6. Convertible Debentures
(a)	On December 17, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company's common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which had been included in interest expense.
Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. On May 17, 2016, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $10,000 convertible debenture issued to a non-related party. As at October 31, 2016, the carrying value of the note was $nil (April 30, 2016 - $9,620).
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
Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note. During the six months ended October 31, 2016, the Company issued 3,217,352 shares of common stock for the conversion of $8,368 of the note. As at October 31, 2016, the carrying value of the note was $17,440 (April 30, 2016 - $25,808).
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
Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at October 31, 2016, the carrying value of the note was $38,477 (April 30, 2016 - $38,477).

6.	Convertible Debentures (continued)
(d)	On May 17, 2016, the Company issued a $10,000 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on December 17, 2013 of $9,620 and $6,270 of accrued interest as at May 17, 2016 as noted in Note 5(a). Due to the change of conversion terms, the fair value of the derivative liability increased from $249,702 to $265,841, resulting in a loss in extinguishment of $10,249. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company's common shares (i) on May 12, 2016; or (ii) for the past 25 trading days prior to notice of conversion.
Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". During the six months ended October 31, 2016, the Company issued 2,756,270 shares of common stock for the conversion of $7,000 of the note and $29 of accrued interest. As at October 31, 2016, the carrying value of the note was $3,000 (April 30, 2016 - $nil).
(e)	On May 17, 2016, the Company issued a convertible debenture to a non-related party for $33,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company. There was also financing costs, which resulted in the Company recording a debt discount of approximately $5,000 resulting from these debt issuance costs which is being amortized over the life of the loan.
Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $33,000 of which $5,000 of the discount resulted from debt issuance costs.  The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2016, the carrying value of the note was $63 (April 30, 2016 - $nil), and the unamortized discount was $32,937 (April 30, 2016 - $nil).
(f)	On June 13, 2016, the Company issued a convertible debenture to a non-related party for $69,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $66,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (22% per annum default rate), and is due on December 13, 2016. After maturity date, or December 13, 2016, the debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common shares for the past 15 trading days prior to the notice of conversion.
Company analyzed the conversion option of the note for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until December 13, 2016, the Company will delay measuring the derivative liability until such date.  There was also debt issuance costs, which resulted in the Company recording a debt discount of approximately $2,500. As at October 31, 2016, the carrying value of the note was $68,413 (April 30, 2016 - $nil), and the unamortized discount was $587 (April 30, 2016 - $nil).

6.	Convertible Debentures (continued)
(g)	On July 21, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $56,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (24% per annum default rate), and is due on April 21, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company.
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
(h)	On August 18, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $27,000. Under the terms of the debenture, the amount is secured by assets of the Company, bears interest at 8% per annum, and is due on April 18, 2017. The debenture is convertible into common shares of the Company after six months subsequent to issuance (February 18, 2016) at a conversion price equal to 55% of the lowest trading price of the Company's common stock of the fifteen prior trading days immediately preceding the issuance of the note. Debt issuance costs resulted in a discount to the note payable in the amount of $2,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $27,000. As at October 31, 2016, the carrying value of the note was $25,405 (April 30, 2016 - $nil), and the unamortized discount was $1,595 (April 30, 2016 - $nil).
7. Derivative Liability
The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Black-Scholes model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended October 31, 2016, the Company recorded a loss on the change in fair value of derivative liability of $434,908 (2015 – $113,435). As at October 31, 2016, the Company recorded a derivative liability of $558,275 (April 30, 2016 - $140,196).
The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended October 31 and April 30, 2016:
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2016 (mark to market)	366%	0.56%	0%	1.00
As at May 17, 2016 (date of exchange)	433%	0.58%	0%	0.84

May 21, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	312%	0.56%	0%	0.83
As at June 13, 2016 (date of conversion)	485%	0.40%	0%	0.71
As at July 31, 2016 (mark to market)	468%	0.38%	0%	0.58
As at October 31, 2016 (mark to market)	394%	0.34%	0%	0.33

7. Derivative Liability (continued)
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 23, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	111%	0.56%	0%	0.06
As at July 31, 2016 (mark to market)	472%	0.50%	0%	0.81
As at October 31, 2016 (mark to market)	540%	0.51%	0%	0.56

May 17, 2016 convertible debenture for $10,000:
As at May 17, 2016 (date note became convertible)	467%	0.58%	0%	1.00
As at June 28, 2016 (date of conversion)	490%	0.35%	0%	0.88
As at July 27, 2016 (date of conversion)	508%	0.40%	0%	0.81
As at July 31, 2016 (mark to market)	513%	0.38%	0%	0.79
As at October 31, 2016 (mark to market)	550%	0.51%	0%	0.54

May 17, 2016 convertible debenture for $33,000:
As at May 17, 2016 (issuance date)	476%	0.58%	0%	1.00
As at July 31, 2016 (mark to market)	458%	0.50%	0%	0.79
As at October 31, 2016 (mar to market)	550%	0.51%	0%	0.54

July 21, 2016 convertible debenture:
As at July 21, 2016 (issuance date)	470%	0.54%	0%	0.75
As at July 31, 2016 (mark to market)	481%	0.50%	0%	0.72
As at October 31, 2016 (mark to market)	538%	0.51%	0%	0.47

A summary of the activity of the derivative liability is shown below:
	$
Balance, April 30, 2016		140,196
New issuances		925,403
Debt discounts		78,500
Adjustment for conversion		(111,468)
Mark to market adjustment at October 31, 2016		(474,356)
Balance, October 31, 2016		558,275

8. Common Shares
(a)	On June 13, 2016, the Company issued 3,217,352 common shares for the conversion of $8,368 of convertible debentures, as noted in Note 6(b).
(b)	On June 28, 2016, the Company issued 1,176,470 common shares for the conversion of $3,000 of convertible debentures, as noted in Note 6(d).
(c)	On July 27, 2016, the Company issued 1,579,800 common shares for the conversion of $4,000 of convertible debentures and $28 of accrued interest, as noted in Note 6(a).
(d)	On August 26, 2016, the Company issued 900,000 common shares with a fair value of $18,000 to various consultants pursuant to consulting agreements dated August 26, 2016.

8.	Common Shares (continued)
(e)	On September 7, 2016, the Company issued 500,000 common shares with a fair value of $10,000 to a consultant pursuant to a consulting agreement dated August 26, 2016.
9. Commitments
On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:
i)	10% commission on all net revenues derived by the Company through the consultant in the first year
ii)	5% commission on all net revenues derived by the Company through the consultant in year two and three
iii)	180,000 common shares payable on the date of the agreement (see Note 8(d))
iv)	180,000 common shares payable on February 26, 2016 (see Note 10(c))
v)	180,000 common shares payable on August 26, 2017 (see Note 10(c))
vi)	180,000 common shares payable on February 26, 2018. (see Note 10(c))
Either party may terminate the agreement by providing written thirty days notice.
As at October 31, 2016, no commission has been earned, paid, or accrued.
10. Subsequent Events
We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2016 other than the following:
(a)	On November 4, 2016, the Company issued 1,216,113 shares of common stock for the conversion of $3,000 of convertible debentures and $101 of accrued interest, as noted in Note 6(d).
 (b) On November 30, 2016, the Company entered into an advisory agreement with an unrelated party. Pursuant to the agreement, the consultant is to be compensated by 6,000,000 of the Company's common shares upon execution of the agreement, and a monthly cash fee of $2,500 beginning December 1, 2016. In the event that the Company does not have cash available to pay the balance of the monthly cash fee balance at the beginning of each month, the consultant has the right to convert such balance into a convertible promissory note, which shall allow for conversion into shares of common stock of the Company at a fifty percent discount to the ten-day average closing price of the common shares at such time  On December 6, 2016, 6,000,000 shares were issued pursuant to the advisory agreement.
On November 4, 2016, the Company entered into an equity purchase agreement with an unrelated investor. Pursuant to the agreement, the Company agrees to issue and sell to the investor up to five million dollars of the Company's common stock. The agreement expires on the earlier of i) the date on which the Investor purchases the maximum amount or ii) December 31, 2017. As a condition of the agreement, the Company agreed to issue to the Investor a convertible note in the principal amount of $50,000. Under the terms of the debenture, the agreement is due on November 4, 2017. In the event of default, the debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common shares for the past 25 trading days prior to notice of conversion.
On November 4, 2016, the Company issued a convertible debenture to a non-related party for $55,000 as part of the equity purchase agreement. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $50,000.  Under the terms of the debenture, the amount is unsecured, bears simple interest at 10% per annum, and is due on November 4, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to the lower of a) 50% of the lowest trading price of the Company's common stock of the twenty-five prior trading days immediately preceding the conversion date or b) the closing bid price on the original issue date.

10. Subsequent Events (continued)
 (c) On December 6, 2016, the Company issued 720,000 common shares to each of the consultants as per the consulting agreements dated August 26, 2016, described in Note 9 (for a total of 3,600,000 shares). Of these common shares issued, 180,000 common shares in excess of that stated in each of the agreements were issued in error (in other words, a total of 720,000 shares were erroneously issued). It is the Company's intention to retract these excess shares issued in error.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2016 $	April 30, 2016 $
Current Assets	28,444	1,327
Current Liabilities	985,896	477,202
Working Capital (Deficit)	(957,452)	(475,875)

Cash Flows

	October 31, 2016 $	October 31, 2015 $
Cash Flows used in Operating Activities	(130,425)	(13,964)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	142,844	13,964
Net increase (decrease) in Cash During Period	12,419	-

Operating Revenues

For the six months ended October 31, 2016, the Company earned revenues of $31,000 compared with $nil during the six months ended October 31, 2015 from the sale of online fraud protection services.  The Company had gross profit of $14,150 for the six months ended October 31, 2016 compared to $nil for the six months ended October 31, 2015.  The increase in sales revenue and gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until January 2016.

For the three months ended October 31, 2016, the Company earned revenues of $19,433 compared with $nil during the three months ended October 31, 2015 from the sale of online fraud protection services.  The Company had gross profit of $8,250 for the three months ended October 31, 2016 compared to $nil for the three months ended October 31, 2015.  The increase in sales revenue and gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until January 2016.

Operating Expenses and Net Income (Loss)

For the six months ended October 31, 2016, the Company incurred operating expenses of $198,085 compared to $42,625 during the six months ended October 31, 2015.  The increase in operating expenses was based on the fact that the Company had commenced its online fraud protection services during the prior quarter which resulted in higher day-to-day operating costs of $28,769 compared to the six month period ended October 31, 2015.  Furthermore, there was an increase of $121,000 for consulting expenses to hire consultants to assist with sales, day-to-day operations, and oversight of the Watchdog license agreement, and $5,691 of professional fees for increases in accounting, audit, and legal fees with respect to the overall increase in business activity.

For the three months ended October 31, 2016, the Company incurred operating expenses of $111,253 compared to $31,987 during the three months ended October 31, 2015.  The increase in operating expenses was based on the fact that the Company had commenced its online fraud protection services during the prior quarter which resulted in higher day-to-day operating costs of $13,460 compared to the three month period ended October 31, 2015.  Furthermore, there was an increase of $75,500 for consulting expenses to hire consultants to assist with sales, day-to-day operations, and oversight of the Watchdog license agreement. The increase in operating expenses was offset by a decrease of $9,694 in professional fees, mainly relating to higher legal fees incurred in the prior year relating  to a services from a new legal counsel retained in the prior year.

During the six months ended October 31, 2016, the Company recorded a net loss of $636,442 compared to a net loss of $169,627 during the six months ended October 31, 2015.  In addition to operating expenses, the Company recorded a loss on the change in the fair value of the derivative liability of $434,908, interest and amortization expense of $13,094 and a loss on extinguishment of debt of $4,505.  During the period ended October 31, 2015, the Company recorded a loss on the change in fair value of the derivative liability of $13,567 and interest and amortization expense of $113,435.

During the three months ended October 31, 2016, the Company recorded a net loss of $309,241 compared to a net loss of $348,250 during the three months ended October 31, 2015.  In addition to operating expenses, the Company recorded a loss on the change in the fair value of the derivative liability of $197,529, and interest and amortization expense of $8,709.  During the period ended October 31, 2016, the Company recorded a loss on the change in fair value of the derivative liability of $313,035 and interest and amortization expense of $3,228.

The loss per share on a basic and diluted basis for the six months ended October 31, 2016 was $0.02 compared to a basic and diluted net loss per share of $0.09 for the six months ended October 31, 2015. The loss per share on a basic and diluted basis for the three months ended October 31, 2016 was $0.01 compared to a basic and diluted net loss per share of $0.18 for the three months ended October 31, 2015.
Liquidity and Capital Resources

As at October 31, 2016, the Company had cash of $12,742 and total assets of $28,444 compared to cash of $323 and total assets of $1,327 at April 30, 2016.  The increase in cash and total assets was due to the fact that the Company received net proceeds of $142,844 from financing activities during the period, of which a portion of the amount of cash was remaining as at October 31, 2016.  Furthermore, the Company recorded revenues of $31,000 during the period which resulted in an increase of trades accounts receivable to $13,202 at October 31, 2016 of which management estimates the entire balance to be collectible.

As at October 31, 2016, the Company had total liabilities of $985,896 compared to $477,202 at April 30, 2016.  The increase in total liabilities is due to an increase in trade accounts payable and accrued liabilities of $39,998 due to an overall increase in business activity during the period, an increase in derivative liability of $418,079 as the Company entered into four new convertible debenture agreements during the current period, and an increase of $79,130 in the carrying value of convertible debentures and notes payable which reflects the net amount of the new convertible debentures and note payable that was entered into during the period.  The increases were offset by a decrease in the amounts owed to related parties of $38,513 which is reflected by the amount that was repaid to related parties during the period.

As at October 31, 2016, the Company had a working capital deficit of $957,452 compared with a working capital deficit of $475,875 as at April 30, 2016.  The increase in working capital deficit was due to an increase in total liabilities from the issuance of new convertible debentures and the adjustment of the fair value of the beneficial conversion feature for the Company's issued convertible debentures.

Cash Flow from Operating Activities

During the period ended October 31, 2016, the Company used $130,425 of cash for operating activities as compared to $13,964 during the six months ended October 31, 2015.  The increase in the use of cash for operating activities was due to increased operations.

Cash Flow from Investing Activities

During the periods ended October 31, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended October 31, 2016, the Company received $142,844 of net cash from financing activities which included net cash of $180,000 from the issuance of convertible debentures and notes payable during the period offset by repayments to related parties of $37,156.  During the six months ended October 31, 2015, the Company received $13,964 from related parties to assist in funding the cash needs of the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on August 18, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 15, 2016	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 15, 2016	/s/ Rob Sargent
By: Rob Sargent Its: Director