Form 10-Q
period 2017-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2017-03-22
CIK 1490054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission File Number 000-54524

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

 (Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

358 South 300 East
Salt Lake City, UT 84111
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
☐ Yes  ☒ No

As of March 20, 2017 there were 158,170,079 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

 APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Financial Statements
For the Nine Months Ended January 31, 2017
Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	January 31, 2017 $	April 30, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	6,393	323
Accounts receivable	22,798	1,004
Prepaid expense	43,236	–

Total Current Assets	72,427	1,327

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	239,521	195,999
Due to related parties	23,544	62,486
Convertible debenture, net of unamortized discount of $113,608 and $nil, respectively	179,191	73,905
Notes payable	14,616	4,616
Derivative liability	418,893	140,196

Total Current Liabilities	875,765	477,202

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 57,302,143 and 33,798,502 common shares, respectively	57,302	33,799

Additional paid-in capital	1,593,606	1,281,817

Subscriptions receivable	(13,410)	–

Accumulated deficit	(2,440,836)	(1,791,491)

Total Stockholders' Deficit	(803,338)	(475,875)

Total Liabilities and Stockholders' Deficit	72,427	1,327

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the three months ended January 31, 2017 $	For the three months ended January 31, 2016 $	For the nine months ended January 31, 2017 $	For the nine months ended January 31, 2016 $

Revenues	22,497	–	53,497	–
Cost of Goods Sold	3,927	–	20,777	–

Gross Profit	18,570	–	32,720	–

Operating Expenses

Consulting fees	25,204	–	146,204	–
General and administrative	18,237	98,458	47,337	98,789
Professional fees	106,906	17,283	154,891	59,577

Total Operating Expenses	150,347	115,741	348,432	158,366

Net Loss Before Other Income (Expense)	(131,777)	(115,741)	(315,712)	(158,366)

Other Income (Expense)
Interest expense	(41,116)	(3,134)	(54,210)	(16,701)
Gain (loss) on change in fair value of derivative liability	159,869	(425,784)	(275,039)	(539,219)
Gain (loss) on extinguishment of debt	121	–	(4,384)	–

Total Other Income (Expense)	118,874	(428,918)	(333,633)	(555,920)

Net Loss	(12,903)	(544,659)	(649,345)	(714,286)
Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.04)	(0.02)	(0.12)
Weighted Average Shares Outstanding – Basic and Diluted	49,152,464	14,143,007	41,840,689	5,956,273

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Condensed Consolidated Statements of Cashflow
(Expressed in US dollars)
(unaudited)

	For the nine months ended January 31, 2017 $	For the nine months ended January 31, 2016 $

Operating Activities

Net loss	(649,345)	(714,286)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discount on convertible debt payable	35,643	7,108
Loss on extinguishment of debt	4,384	–
Loss on change in fair value of derivative liability	275,039	539,219
Shares issued for consulting services	154,840	–
Shares issued for management fees	–	100,000
Expenses paid by related party	–	25,428

Changes in operating assets and liabilities:

Accounts receivable	(21,794)	–
Accounts payable and accrued liabilities	59,195	42,531
Prepaid expense	(43,236)	–

Net Cash Used In Operating Activities	(185,274)	–

Financing Activities

Proceeds from convertible debenture	219,500	–
Proceeds from notes payable	10,000	–
Proceeds from related party	–	200
Repayment to related party	(38,156)	–

Net Cash Provided by Financing Activities	191,344	200

Increase in Cash	6,070	200

Cash – Beginning of Period	323	–

Cash – End of Period	6,393	200

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	167,042	19,442
Debt discount on convertible notes and debt issuance costs	149,250	–
Shares issued in exchange for license agreements	–	20,000
Subscription receivable from excess shares issued to consultants	13,410	–

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
Going Concern
These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2016, the Company has not recognized significant revenue, has a working capital deficit of $803,338, and has an accumulated deficit of $2,440,836. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation
The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2016. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada, until its dissolution on November 18, 2015, and IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company's fiscal year end is April 30.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

(c)	Revenue Recognition
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
(d)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2017, the Company had 190,757,667 (April 30, 2016 - 20,292,620) potentially dilutive common shares outstanding that were excluded from the diluted EPS calculation as their effect is anti-dilutive.
(e)	Stock-based Compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.
ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the binomial options pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.
All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.
(f)	Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which resulted in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of the debt balance. The Company had adopted ASU 2015-03 during the nine months ended January 31, 2017, with full retrospective application as required by the guidance. These standards did not have a material impact on the Company's condensed consolidated balance sheets and had no impact on the cash flows provided by or used in operations for any period presented.
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

4. Related Party Transactions
As at January 31, 2017, the Company owed $23,544 (April 30, 2016 - $62,486) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. During the period ended January 31, 2017, the Company received proceeds of $nil (April 30, 2016 - $15,084) and repaid $38,156 (April 31, 2016 - $10,000) of the outstanding amount payable. The amount owing is unsecured, non-interest bearing, and due on demand.
5. Notes Payable
(a)
As at January 31, 2017, the Company owed $4,616 (April 30, 2016 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. On May 17, 2016, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $10,000 convertible debenture issued to a non-related party. As at January 31, 2017, the carrying value of the note was $nil (April 30, 2016 - $9,620).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)
6.	Convertible Debentures (continued)
(b)
On May 21, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $37,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015. After 180days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company's common shares for the past 30 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note. During the nine months ended January 31, 2017, the Company issued 3,217,352 shares of common stock for the conversion of $8,368 of the note and $5,744 of accrued interest, resulting in a gain on extinguishment. As at January 31, 2017, the carrying value of the note was $17,440 (April 30, 2016 - $25,808).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at January 31, 2017, the carrying value of the note was $38,477 (April 30, 2016 - $38,477).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". During the nine months ended January 31, 2017, the Company issued 3,972,383 shares of common stock for the conversion of $10,000 of the note and $129 of accrued interest. As at January 31, 2017, the carrying value of the note was $nil (April 30, 2016 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $5,000 of the discount resulted from debt issuance costs. During the nine months ended January 31, 2017, the Company issued 2,593,906 shares of common stock for the conversion of $3,648 of the note and $243 of accrued interest. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2016, the carrying value of the note was $5,915 (April 30, 2016 - $nil), and the unamortized discount was $23,437 (April 30, 2016 - $nil).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)
6. Convertible Debentures (continued)
(f)
On June 13, 2016, the Company issued a convertible debenture to a non-related party for $69,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $66,500.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on December 13, 2016. After maturity date, or December 13, 2016, the debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common shares for the past 15 trading days prior to the notice of conversion.

The Company analyzed the conversion option of the note for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion feature should be classified as a liability. However, due to the conversion option not being effective until December 13, 2016, the Company will delay measuring the derivative liability until such date. There was also debt issuance costs, which resulted in the Company recording a debt discount of approximately $2,500. As at January 31, 2017, the carrying value of the note was $69,000 (April 30, 2016 - $nil), and the unamortized discount was $nil (April 30, 2016 - $nil).

(g)
On July 21, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $56,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on April 21, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs. During the nine months ended January 31, 2017, the Company issued 2,720,000 shares of common stock for the conversion of $220 of the note and $3,452 of accrued interest. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. As at January 31, 2017, the carrying value of the note was $9,190 (April 30, 2016 - $nil), and the unamortized total discount was $47,340 (April 30, 2016 - $nil).

(h)
On August 18, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $27,000. Under the terms of the debenture, the amount is secured by assets of the Company, bears interest at 8% per annum, and is due on April 18, 2017. The debenture is convertible into common shares of the Company after six months subsequent to issuance (February 18, 2016) at a conversion price equal to 55% of the lowest trading price of the Company's common stock of the fifteen prior trading days immediately preceding the issuance of the note. Debt issuance costs resulted in a discount to the note payable in the amount of $2,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $27,000. As at January 31, 2016, the carrying value of the note was $25,909 (April 30, 2016 - $nil), and the unamortized discount was $1,091 (April 30, 2016 - $nil).

(i)
On November 4, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $55,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $55,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 4, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company's common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the closing price on the original issue date.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 "Derivatives and Hedging". The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $50,000. As at January 31, 2017, the carrying value of the note was $13,260 (April 30, 2016 - $nil), and the unamortized total discount was $41,740 (April 30, 2016 - $nil).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7. Derivative Liability
The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using the binomial option pricing model. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible  debentures into equity with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $275,039 (2015 – $539,219). As at January 31, 2017, the Company recorded a derivative liability of $418,893 (April 30, 2016 - $140,196).
The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended January 31, 2017 and April 30, 2016:
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2016 (mark to market)	366%	0.56%	0%	1.00
As at May 17, 2016 (date of exchange)	433%	0.58%	0%	0.84

May 21, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	312%	0.56%	0%	0.83
As at June 13, 2016 (date of conversion)	485%	0.40%	0%	0.71
As at July 31, 2016 (mark to market)	468%	0.38%	0%	0.58
As at January 31, 2017 (mark to market)	394%	0.34%	0%	0.33
As at January 31, 2016 (mark to market)	513%	0.50%	0%	0.06

May 23, 2014 convertible debenture:
As at April 30, 2016 (mark to market)	111%	0.56%	0%	0.06
As at July 31, 2016 (mark to market)	472%	0.50%	0%	0.81
As at January 31, 2017 (mark to market)	540%	0.51%	0%	0.56
As at January 31, 2017 (mark to market)	425%	0.52%	0%	0.31

May 17, 2016 convertible debenture for $10,000:
As at May 17, 2016 (date note became convertible)	467%	0.58%	0%	1.00
As at June 28, 2016 (date of conversion)	490%	0.35%	0%	0.88
As at July 27, 2016 (date of conversion)	508%	0.40%	0%	0.81
As at July 31, 2016 (mark to market)	513%	0.38%	0%	0.79
As at January 31, 2017 (mark to market)	550%	0.51%	0%	0.54
As at November 1, 2016 (date of conversion)	605%	0.50%	0%	0.54

May 17, 2016 convertible debenture for $33,000:
As at May 17, 2016 (issuance date)	476%	0.58%	0%	1.00
As at July 31, 2016 (mark to market)	458%	0.50%	0%	0.79
As at January 31, 2017 (mark to market)	550%	0.51%	0%	0.54
As at January 17, 2017 (date of conversion)	416%	0.55%	0%	0.33
As at January 31, 2017 (mark to market)	425%	0.52%	0%	0.30

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7. Derivative Liability (continued)
	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

July 21, 2016 convertible debenture:
As at July 21, 2016 (issuance date)	470%	0.54%	0%	0.75
As at July 31, 2016 (mark to market)	481%	0.50%	0%	0.72
As at January 31, 2017 (mark to market)	538%	0.51%	0%	0.47
As at January 23, 2017 (date of conversion)	360%	0.51%	0%	0.24

June 13, 2016 convertible debenture
As at December 13, 2016 (date note becomes convertible)	512%	0.88%	0%	1.00
As at January 31, 2017 (mark to market)	514%	0.84%	0%	0.87

November 4, 2016 convertible debenture
As at November 4, 2016 (issuance date / date note becomes convertible)	504%	0.62%	0%	1.00
As at January 31, 2017 (mark to market)	551%	0.84%	0%	0.76
A summary of the activity of the derivative liability is shown below:
Balance, April 30, 2016	$140,196
New issuances	1,176,375
Debt discounts	128,000
Adjustment for conversion	(140,982)
Mark to market adjustment at January 31, 2017	(884,696)
Balance, January 31, 2017	418,893
8. Common Shares
(a)	On June 13, 2016, the Company issued 3,217,352 common shares for the conversion of $8,368 of convertible debentures, as noted in Note 6(b).
(b)	On June 28, 2016, the Company issued 1,176,470 common shares for the conversion of $3,000 of convertible debentures, as noted in Note 6(d).
(c)	On July 27, 2016, the Company issued 1,579,800 common shares for the conversion of $4,000 of convertible debentures and $28 of accrued interest, as noted in Note 6(d).
(d)	On August 26, 2016, the Company issued 900,000 common shares with a fair value of $18,000 to various consultants pursuant to consulting agreements dated August 26, 2016.
(e)	On September 7, 2016, the Company issued 500,000 common shares with a fair value of $10,000 to a consultant pursuant to a consulting agreement dated August 26, 2016.
(f)	On November 1, 2016, the Company issued 1,216,113 common shares for the conversion of $3,000 of convertible debentures and $101 of accrued interest, as noted in Note 6(d).
(g)	On November 30, 2016, the Company issued 6,000,000 common shares with a fair value of $89,400 for professional services.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)
8. Common Shares (continued)
(h)
On November 30, 2016, the Company issued 3,600,000 common shares with a fair value of $53,640 to various consultants pursuant to consulting agreements dated August 26, 2016, as noted in Note 9(a). As at January 31, 2016, 900,000 common shares with a fair value of $13,410 have been issued in excess of the original agreements in error. Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the $13,410 amount has been recorded in subscription receivable.

(i)	On January 17, 2017, the Company issued 2,593,906 common shares for the conversion of $3,648 of convertible debenture and $243 of accrued interest, as noted in Note 6(e).
(j)	On January 23, 2017, the Company issued 2,720,000 common shares for the conversion of $220 of convertible debenture and $3,452 of accrued interest, as noted in Note 6(g).
9. Commitments
(a)	On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:
i)	10% commission on all net revenues derived by the Company through the consultant in the first year
ii)	5% commission on all net revenues derived by the Company through the consultant in year two and three
iii)	180,000 common shares payable on the date of the agreement (see Note 8(d))
iv)	180,000 common shares payable on February 26, 2016 (see Note 8(h))
v)	180,000 common shares payable on August 26, 2017 (see Note 8(h))
vi)	180,000 common shares payable on February 26, 2018 (see Note 8(h))
Either party may terminate the agreement by providing written thirty days notice. As at January 31, 2017, no commission has been earned, paid, or accrued.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)
10. Subsequent Events
We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2017 other than the following:
(a)	On February 1, 2017, the Company entered into a consulting agreement with an unrelated party. Pursuant to the agreement, the consultant shall be compensated by the following:
i)	2,550,000 common shares within 10 days of the execution of the agreement
ii)	$2,500 per month for the next six months.
iii)	Upon closing of a capital raise of $500,000, the Company shall pay the consultant a monthly fee of $5,000 for the remaining term of the contract
iv)	Upon closing of a capital raise of $1,000,000, the Company shall pay the consultant a monthly fee of $10,000 for the remaining term of the contract.
The contract shall terminate on July 30, 2017. There have been no financing completed as at the issuance date of these financial statements.
(b)	On February 2, 2017, the Company issued 2,857,923 shares of common stock for the conversion of $2,802 of convertible debenture and $199 of accrued interest, as noted in Note 6(e).
(c)	On February 3, 2017, the Company issued 2,720,000 shares of common stock for the conversion of $1,020 of convertible debenture and $204 of accrued interest, as noted in Note 6(g).
(d)	On February 8, 2017, the Company issued 3,137,104 shares of common stock for the conversion of $3,071 of convertible debenture and $223 of accrued interest, as noted in Note 6(e).
(e)	On February 10, 2017, the Company issued 3,100,000 shares of common stock for the conversion of $1,267 of convertible debenture and $128 of accrued interest, as noted in Note 6(g).
(f)	On February 13, 2017, the Company issued 3,293,514 shares of common stock for the conversion of $3,220 of convertible debenture and $238 of accrued interest, as noted in Note 6(e).
(g)	On February 14, 2017, the Company issued 3,600,000 shares of common stock for the conversion of $1,549 of convertible debenture and $71 of accrued interest, as noted in Note 6(g).
(h)
On February 14, 2017, the Company entered into an equity financing agreement with an unrelated party ("Investor"). Pursuant to the agreement, the Investor shall invest up to seven million dollars ($7,000,000) over the course of 24 months during the contract period to purchase the Company's common stock. During the term of the agreement, the Company may deliver a Put Notice to the Investor, which states the dollar amount that the Company intends to sell to the Investor. The price of the common stock sold shall be 80% of the lowest traded price in the ten consecutive days preceding the put notice date subject to additional shares if the VWAP for 10 days AFTER the Put Notice is less than Put Notice Price. As part of this agreement, the Company has agreed to issue a $30,000 promissory note to the Investor as a commitment fee. The note is non interest bearing, unsecured, and due six months from execution date. As of the date of this fling $15,000 of the $30,000 has been executed.

(i)	On February 16, 2017, the Company issued 3,612,323 shares of common stock for the conversion of $3,529 of convertible debenture and $264 of accrued interest, as noted in Note 6(e).
(j)	On February 23, 2017, the Company issued 2,550,000 shares of common stock pursuant to a consulting agreement, as noted in Note 9(a).

(k)	On February 23, 2017, the Company issued 3,972,552 shares of common stock for the conversion of $3,874 of convertible debenture and $297 of accrued interest, as noted in Note 6(e).
(l)	On February 24, 2017m the Company issued 2,251,792 shares of common stock for the conversion of $2,500 of convertible debenture and $101 of accrued interest, as noted in Note 6(h).
(m)	On February 27, 2017, the Company issued 4,295,828 shares of common stock for the conversion of $4,185 of convertible debenture and $326 of accrued interest, as noted in Note 6(e).
(n)	On February 27, 2017, the Company issued 4,298,600 shares of common stock for the conversion of $1,706 of convertible debenture and $225 of accrued interest, as noted in Note 6(g).
(o)	On March 2, 2017, the Company issued 4,725,419 shares of common stock for the conversion of $4,600 of convertible debenture and $362 of accrued interest, as noted in Note 6(e).
(p)	On March 2, 2017, the Company issued 4,727,500 shares of common stock for the conversion of $4,417 of convertible debenture and $50 of accrued interest, as noted in Note 6(g).
(q)	On March 3, 2017, the Company issued 4,727,500 shares of common stock for the conversion of $5,082 of convertible debenture, as noted in Note 6(f).
(r)	On March 3, 2017, the Company issued 4,727,500 shares of common stock for the conversion of $4,452 of convertible debenture and $15 of accrued interest, as noted in Note 6(g).
(s)	On March 3, 2017, the Company issued 4,183,057 shares of common stock for the conversion of $4,071 of convertible debenture and $321 of accrued interest, as noted in Note 6(e).
(t)	On March 8, 2017, the Company issued 4,051,165 shares of common stock for the conversion of $4,700 of convertible debenture and $202 of accrued interest, as noted in Note 6(h).
(u)	On March 9, 2017, the Company issued 5,000,000 shares of common stock for the conversion of $5,375 of convertible debenture, as noted in Note 6(f).
(v)	On March 13, 2017, the Company issued 4,098,561 shares of common stock for the conversion of $4,750 of convertible debenture and $209 of accrued interest, as noted in Note 6(h).
(w)	On March 14, 2017, the Company issued 6,000,000 shares of common stock for the conversion of $5.375 of convertible debenture, as noted in Note 6(f).
(x)	On March 14, 2017, the Company issued 6,451,198 shares of common stock for the conversion of $7,475 of convertible debenture and $331 of accrued interest, as noted in Note 6(h).
(y)	On March 15, 2017, the Company issued 5,886,400 shares of common stock for the conversion of $5,695 of convertible debenture and $152 of accrued interest, as noted in Note 6(g).
(z)	On March 16, 2017, the Company issued 6,600,000 shares of common stock for the conversion of $7,095 of convertible debenture as noted in Note 6(f).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2017 $	April 30, 2016 $
Current Assets	72,427	1,327
Current Liabilities	875,765	477,202
Working Capital (Deficit)	(803,338)	(475,875)

Cash Flows

	January 31, 2017 $	January 31, 2016 $
Cash Flows used in Operating Activities	(185,274)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	191,344	200
Net increase (decrease) in Cash During Period	6,070	200

Operating Revenues

For the nine months ended January 31, 2017, the Company earned revenues of $53,497 compared with $nil during the nine months ended January 31, 2016 from the sale of online fraud protection services.  The Company had gross profit of $32,720 for the nine months ended January 31, 2017 compared to $nil for the nine months ended January 31, 2016.  The increase in sales revenue and gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until January 2016.

For the three months ended January 31, 2017, the Company earned revenues of $22,497 compared with $nil during the three months ended January 31, 2016 from the sale of online fraud protection services.  The Company had gross profit of $18,570 for the three months ended January 31, 2017 compared to $nil for the three months ended January 31, 2016.  The increase in sales revenue and gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until January 2016.

Operating Expenses and Net Income (Loss)

For the nine months ended January 31, 2017, the Company incurred operating expenses of $348,432 compared to $158,366 during the nine months ended January 31, 2016.  The increase in operating expenses was based on the fact that the Company had commenced its online fraud protection services during the prior quarter which resulted in higher day-to-day operating costs.  Furthermore, there was an increase of $146,204 for consulting expenses to hire consultants to assist with sales, day-to-day operations, and oversight of the Watchdog license agreement, and an increase of $95,314 of professional fees for increases in accounting, audit, and legal fees with respect to the overall increase in business activity.

For the three months ended January 31, 2017, the Company incurred operating expenses of $150,347 compared to $115,741 during the three months ended January 31, 2016.  The increase in operating expenses was based on the fact that the Company had commenced its online fraud protection services during the prior quarter which resulted in higher day-to-day operating costs of $34,606 compared to the three month period ended January 31, 2016.  Furthermore, there was an increase of $25,204 for consulting expenses to hire consultants to assist with sales, day-to-day operations, and oversight of the Watchdog license agreement. And an increase of $89,623 of professional fees for increases in accounting, audit, and legal fees with respect to the overall increase in business activity.

During the nine months ended January 31, 2017, the Company recorded a net loss of $649,345 compared to a net loss of $714,286 during the nine months ended January 31, 2016.  In addition to operating expenses, the Company recorded a loss on the change in the fair value of the derivative liability of $275,039, interest and amortization expense of $54,210 and a loss on extinguishment of debt of $4,384.  During the period ended January 31, 2016, the Company recorded a loss on the change in fair value of the derivative liability of $539,219 and interest and amortization expense of $16,701.

During the three months ended January 31, 2017, the Company recorded a net loss of $12,903 compared to a net loss of $544,659 during the three months ended January 31, 2016.  In addition to operating expenses, the Company recorded a gain on the change in the fair value of the derivative liability of $159,869, and interest and amortization expense of $41,116.  During the period ended January 31, 2016, the Company recorded a loss on the change in fair value of the derivative liability of $425,784 and interest and amortization expense of $3,134.

The loss per share on a basic and diluted basis for the nine months ended January 31, 2017 was $0.02 compared to a basic and diluted net loss per share of $0.12 for the nine months ended January 31, 2016. The loss per share on a basic and diluted basis for the three months ended January 31, 2017 was $0.00 compared to a basic and diluted net loss per share of $0.04 for the three months ended January 31, 2016.

Liquidity and Capital Resources

As at January 31, 2017, the Company had cash of $6,393 and total assets of $72,427 compared to cash of $323 and total assets of $1,327 at April 30, 2016.  The increase in cash and total assets was due to the fact that the Company received net proceeds of $219,500 from financing activities during the period, of which a portion of the amount of cash was remaining as at January 31, 2017.  Furthermore, the Company recorded revenues of $53,497 during the period which resulted in an increase of trades accounts receivable to $22,798 at January 31, 2017 of which management estimates the entire balance to be collectible.

As at January 31, 2017, the Company had total liabilities of $875,765 compared to $477,202 at April 30, 2016.  The increase in total liabilities is due to an increase in trade accounts payable and accrued liabilities of $43,522 due to an overall increase in business activity during the period, an increase in derivative liability of $278,697 as the Company entered into new convertible debenture agreements during the current period, and an increase of $105,286 in the carrying value of convertible debentures and notes payable which reflects the net amount of the new convertible debentures and note payable that was entered into during the period.  The increases were offset by a decrease in the amounts owed to related parties of $38,942 which is reflected by the amount that was repaid to related parties during the period.

As at January 31, 2017, the Company had a working capital deficit of $803,338 compared with a working capital deficit of $475,875 as at April 30, 2016.  The increase in working capital deficit was due to an increase in total liabilities from the issuance of new convertible debentures and the adjustment of the fair value of the beneficial conversion feature for the Company's issued convertible debentures.

Cash Flow from Operating Activities

During the period ended January 31, 2017, the Company used $185,274 of cash for operating activities as compared to $0 during the nine months ended January 31, 2016.  The increase in the use of cash for operating activities was due to increased operations.

Cash Flow from Investing Activities

During the periods ended January 31, 2017 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended January 31, 2017, the Company received $191,344 of net cash from financing activities which included net cash of $219,500 from the issuance of convertible debentures and $10,000 of notes payable during the period offset by repayments to related parties of $38,156.  During the nine months ended January 31, 2016, the Company received $0 from related parties to assist in funding the cash needs of the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on August 18, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
10.1	Equity Financing Agreement with GHS Investments, LLC	Filed herewith.
10.2	Registration Rights Agreement with GHS Investments, LLC	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 22, 2017	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 22, 2017	/s/ Rob Sargent
By: Rob Sargent Its: Director