Form 10-K
period 2017-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2017-09-06
CIK 1490054

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54524	30-0678378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
385 South 300 East Salt Lake City UT 84111
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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer [  ]                                                                          Accelerated Filer  [  ]

 Non-Accelerated Filer [  ]                                                                             Smaller Reporting Company  [X]

Emerging growth company   [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2016 was $215,942 based upon the price ($0.02) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of August 24, 2017, there were 651,767,562 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•The availability and adequacy of our cash flow to meet our requirements;

•Economic, competitive, demographic, business and other conditions in our local and regional markets;

•Changes or developments in laws, regulations or taxes in our industry;

•Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•Competition in our industry;

•The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•Changes in our business strategy, capital improvements or development plans;

•The availability of additional capital to support capital improvements and development; and

•Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

The Global Landscape in Counterfeiting and Piracy

Counterfeit, diverted and gray-market products are flooding the marketplace due to globalization, brand promotion and the increased use of product licensing. It is estimated to be 1.7 Trillion Dollars in cross-border trade according to the International Anti-Counterfeiting Coalition. This is the case with virtually any high-demand and highly-recognized product that is distributed beyond its primary market without a unified, global pricing structure.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

           Our offices are currently located at 385 South 300 East, Salt Lake City, UT 84111, and our telephone number is (385) 212-3305. This is a new address since Mr. Sargent joined the company. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets.  Our common stock has been quoted on the OTC Markets since October 20, 2011 under the symbol "APHD".  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

We began trading on the OTC Markets in December 2012.  The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTC Markets based on our fiscal year end April 30, 2017 and 2016.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2017	High	Low
First Quarter (May 1, 2016 – Jul. 31, 2016)	0.0225	0.0051
Second Quarter (Aug. 1, 2016 – Oct. 31, 2016)	0.034	0.0101
Third Quarter (Nov. 1, 2016 – Jan. 31, 2017)	0.019	0.0025
Fourth Quarter (Feb. 1, 2017 – Apr. 30, 2017)	0.0084	0.0011

Fiscal Year 2016	High	Low
First Quarter (May 1, 2015 – Jul. 31, 2015)	0.025	0.0041
Second Quarter (Aug. 1, 2015 – Oct. 31, 2015)	0.01	0.0031
Third Quarter (Nov. 1, 2015 – Jan. 31, 2016)	0.064	0.0035
Fourth Quarter (Feb. 1, 2016 – Apr. 30, 2016)	0.0351	0.009

  Record Holders

As of August 24, 2017, an aggregate of 651,767,562 shares of our common stock were issued and outstanding and were owned by approximately 43 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On February 2, 2017, the Company issued 2,857,923 common shares for the conversion of $2,802 of convertible debenture and $199 of accrued interest.

On February 3, 2017, the Company issued 2,720,000 common shares for the conversion of $1,020 of convertible debenture and $204 of accrued interest.

On February 8, 2017, the Company issued 3,137,104 common shares for the conversion of $3,071 of convertible debenture and $223 of accrued interest.

On February 10, 2017, the Company issued 3,100,000 common shares for the conversion of $1,267 of convertible debenture and $128 of accrued interest.

On February 13, 2017, the Company issued 3,293,514 common shares for the conversion of $3,220 of convertible debenture and $238 of accrued interest.

On February 14, 2017, the Company issued 3,600,000 common shares for the conversion of $1,549 of convertible debenture and $71 of accrued interest.

On February 16, 2017, the Company issued 3,612,323 common shares for the conversion of $3,529 of convertible debenture and $264 of accrued interest.

On February 23, 2017, the Company issued 2,550,000 common shares with a fair value of $7,650 pursuant to a consulting agreement dated January 30, 2017. Fair value was based on the closing market price on the date of issuance.

On February 24, 2017, the Company issued 3,972,552 common shares for the conversion of $3,874 of convertible debenture and $297 of accrued interest.

On February 27, 2017, the Company issued 4,295,828 common shares for the conversion of $4,185 of convertible debenture and $326 of accrued interest.

On February 27, 2017, the Company issued 4,298,600 common shares for the conversion of $1,709 of convertible debenture and $225 of accrued interest.

On March 2, 2017, the Company issued 4,727,500 common shares for the conversion of $4,417 of convertible debenture and $50 of accrued interest

On March 2, 2017, the Company issued 4,725,419 common shares for the conversion of $4,600 of convertible debenture and $362 of accrued interest.

On March 6, 2017, the Company issued 2,251,792 common shares for the conversion of $2,500 of convertible debenture and $101 of accrued interest.

On March 8, 2017, the Company issued 4,051,165 common shares for the conversion of $4,700 of convertible debenture and $202 of accrued interest.

On March 3, 2017, the Company issued 4,183,057 common shares for the conversion of $4,071 of convertible debenture and $321 of accrued interest.

On March 3, 2017, the Company issued 4,727,500 common shares for the conversion of $4,452 of convertible debenture and $15 of accrued interest.

On March 3, 2017, the Company issued 4,727,500 common shares for the conversion of $5,082 of convertible debenture.

On March 9, 2017, the Company issued 5,000,000 common shares for the conversion of $5,375 of convertible debenture.

On March 14, 2017, the Company issued 6,000,000 common shares for the conversion of $6,450 of convertible debenture.

On March 13, 2017, the Company issued 4,098,561 common shares for the conversion of $4,750 of convertible debenture and $209 of accrued interest.

On March 14, 2017, the Company issued 6,451,198 common shares for the conversion of $7,475 of convertible debenture and $331 of accrued interest.

On March 16, 2017, the Company issued 6,600,000 common shares for the conversion of $7,092 of convertible debenture.

On March 15, 2017, the Company issued 5,886,400 common shares for the conversion of $5,542 of convertible debenture and $152 of accrued interest

On March 22, 2017, the Company issued 7,600,000 common shares for the conversion of $8,360 of convertible debenture.

On March 23, 2017, the Company issued 6,549,851 common shares for the conversion of $7,575 of convertible debenture and $350 of accrued interest

On March 24, 2017, the Company issued 8,700,000 common shares for the conversion of $9,570 of convertible debenture.

On March 16, 2017, the Company issued 6,961,624 common shares for the conversion of $8,521 of convertible debenture.

On March 30, 2017, the Company issued 9,500,000 common shares for the conversion of $10,450 of convertible debenture.

On March 31, 2017, the Company issued 9,350,000 common shares for the conversion of $9,052 of convertible debenture and $204 of accrued interest.

On April 4, 2017, the Company issued 9,500,000 common shares for the conversion of $9,975 of convertible debenture.

On April 13, 2017, the Company issued 10,750,000 common shares for the conversion of $7,139 of convertible debenture and $118 of accrued interest.

On April 13, 2017, the Company issued 10,800,000 common shares for the conversion of $8,100 of convertible debenture.

The foregoing securities were in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2017 $	April 30, 2016 $
Current Assets	57,391	1,327
Current Liabilities	1,776,376	477,202
Working Capital (Deficit)	(1,718,985)	(475,875)

Cash Flows

	April 30, 2017 $	April 30, 2016 $
Cash Flows used in Operating Activities	(265,683)	(9,377)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	282,514	9,700
Net increase (decrease) in Cash During Period	16,831	323

Operating Revenues

During the years ended April 30, 2017 and 2016, the Company recorded revenues of $50,304 and $2,725, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2017, the Company recorded operating expenses of $484,314 compared with $197,211 for the year ended April 30, 2016.  The increase in operating expenses of $287,103 was attributed to an increase of $222,246 for consulting fees, $61,914 in general and administrative expense, and $171,336 in professional fees due to an increase in the overall operating activity of the Company during the fiscal year offset by a decrease in management fees of $87,904.

Net loss for the year ended April 30, 2017 was $2,292,458 compared with $125,638 during the year ended April 30, 2016.  In addition to the increase in operating expenses, the Company recorded a $1,549,642 loss on the change in fair value of derivative liability and interest and accretion expense of $181,681 related to the outstanding convertible notes payable, and loss on settlement of debt of $105,009 related to the conversion of the convertible notes payable.  During the year ended April 30, 2016, the Company recorded a $90,324 gain on the change in fair value of derivative liability, and $19,655 of interest and accretion expense.  The increase in interest and accretion expense is due to the fact that there were more convertible notes issued in fiscal 2017 resulting in higher accretion and interest costs in fiscal 2017.  The increase in the loss on change in the fair value of derivate liabilities is due to the fact that the Company's share price had a higher volatility in fiscal 2017 resulting in a higher overall change in derivative liability.

For the year ended April 30, 2017, the Company recorded a loss per share of $0.03 per share compared with a loss per share of $0.01 per share for the year ended April 30, 2016.

Liquidity and Capital Resources

As of April 30, 2017, the Company's total asset balance was $57,391, compared to $1,327 for the year ended April 30, 2016. The increase in total assets is largely due to an overall increase in cash from proceeds received from convertible notes payable and in prepaid expense for services prepaid.

As of April 30, 2017, the Company had total liabilities of $1,776,376 compared with total liabilities of $477,202 as at April 30, 2016. The increase in total liabilities was attributed to an increase of $1,111,554 in derivative liabilities, $150,500 in convertible notes payable, $72,106 in accounts payable and accrued liabilities, and $27,500 in notes payable, which was offset by a decrease of $62,486 in amounts due to related parties.

As of April 30, 2017, the Company had a working capital deficit of $1,718,985 compared with $475,875 as of April 30, 2016.  The increase in working capital deficit was largely attributed to an increase in the derivative liabilities relating to the fair value of the conversion features of the convertible debentures, convertible debentures and notes payable due to additional financing obtained to sustain the operating activities, and accounts payable due to the limited cash available within the Company to repay outstanding obligations as they became due, offset by repayment of amounts due to related parties.

Cash Flows from Operating Activities

During the year ended April 30, 2017, the Company used $265,683 of cash for operating activities compared with $9,377 of cash for operating activities during the year ended April 30, 2016. The increase in cash used for operating activities was based on the fact that the Company had more cash flows from financing activities during the year.

Cash Flows from Investing Activities

During the years ended April 30, 2017 and 2016, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the year ended April 30, 2017, the Company received $282,514 of cash from financing activities, which was comprised of the issuance of $332,500 of convertible debenture and $12,500 of notes payable, offset by repayment of $62,486 to related parties.  During the year ended April 30, 2016, the Company received $9,700 in proceeds from financing activities comprised of $15,084 received from related parties and the issuance of $4,616 of notes payable, offset by repayment of $10,000 to related parties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Years Ended April 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Appiphany Technologies Holdings Corp.

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. (“the Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appiphany Technologies Holdings Corp. as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not recognized sufficient revenue, has a working capital deficient and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 1, 2017

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2017 $	April 30, 2016 $

ASSETS

Current Assets
Cash	17,154	323
Accounts receivable, net of allowance for doubtful accounts of $9,893 and $nil, respectively	1,773	1,004
Prepaid expense	38,464	-

Total Assets	57,391	1,327

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	268,105	195,999
Due to related parties	-	62,486
Convertible debenture, net of unamortized discount of $76,644 and $6,982, respectively	224,405	73,905
Notes payable	32,116	4,616
Derivative liability	1,251,750	140,196

Total Liabilities	1,776,376	477,202

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share Convertible Preferred Series A: Issued and outstanding: 500,000 and nil shares, respectively	500	-
Common stock - Authorized: 5,000,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 273,806,918 and 33,798,502 shares, respectively	273,809	33,799
Subscriptions receivable	(13,410)	-
Additional paid-in capital	2,104,065	1,281,817
Accumulated deficit	(4,083,949)	(1,791,491)

Total Stockholders’ Deficit	(1,718,985)	(475,875)

Total Liabilities and Stockholders’ Deficit	57,391	1,327

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2017 $	Year ended April 30, 2016 $

Revenues	50,304	2,725
Cost of services	(22,116)	(1,821)

Gross Margin	28,188	904

Operating Expenses
Consulting fees	222,246	-
General and administrative	78,636	16,722
Management fees	12,096	100,000
Professional fees	171,336	80,489

Total Operating Expenses	484,314	197,211

Net Operating Loss	(456,126)	(196,307)

Other Income (Expenses)
Gain (Loss) on change in fair value of derivative liability	(1,549,642)	90,324
Interest expense	(181,681)	(19,655)
Loss on settlement of debt	(105,009)	-

Total Other Income (Expenses)	(1,836,332)	70,669

Net loss	(2,292,458)	(125,638)

Deemed dividend related to issuance of Series A Preferred Stock	(48,786)	-

Net Loss Attributable to Common Shareholders	(2,243,672)	(125,638)
Net Loss Per Share, Basic and Diluted	(0.03)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	67,813,797	12,604,626

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

						Additional
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2015	-	-	1,856,671	1,857	-	1,077,315	(1,665,853)	(586,681)

Shares issued upon conversion of notes payable	-	-	1,941,831	1,942	-	134,502	-	136,444

Shares issued for management fees	-	-	10,000,000	10,000	-	90,000	-	100,000

Shares issued for acquisition of licenses	-	-	20,000,000	20,000	-	(20,000)	-	-

Net loss	-	-	-	-	-	-	(125,638)	(125,638)

Balance – April 30, 2016	-	-	33,798,502	33,799	-	1,281,817	(1,791,491)	(475,875)

Shares issued upon conversion of notes payable	-	-	226,958,416	226,960	-	726,428	-	953,338

Shares issued for services	-	-	13,550,000	13,550	(13,410)	160,820	-	160,960

Preferred shares issued in exchange for common shares cancelled	500,000	500	(500,000)	(500)	-	-	-	-

Commitment fee	-	-	-	-	-	(65,000)	-	(65,000)

Net loss	-	-	-	-	-	-	(2,292,458)	(2,292,458)

Balance – April 30, 2017	500,000	500	273,806,918	273,809	(13,410)	2,104,065	(4,083,949)	(1,718,985)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2017 $	Year ended April 30, 2016 $

Operating Activities

Net loss	(2,292,458)	(125,638)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debt payable	148,600	6,982
Bad debts	9,894	-
Expenses paid by related party	-	29,118
Financing costs	-	126
Loss (gain) on change in fair value of derivative liability	1,549,642	(90,324)
Loss on settlement of debt	105,009	-
Shares issued for consulting fees	160,960	-
Shares issued for management fees	-	100,000

Changes in operating assets and liabilities:

Accounts receivable	(10,663)	(1,004)
Prepaid expense	(38,464)	-
Accounts payable and accrued liabilities	101,797	71,363

Net Cash Used In Operating Activities	(265,683)	(9,377)

Financing Activities

Proceeds from convertible debenture	332,500	-
Proceeds from notes payable	12,500	4,616
Proceeds from related party payable	-	15,084
Repayment on related party payable	(62,486)	(10,000)

Net Cash Provided by Financing Activities	282,514	9,700

Increase (Decrease) in Cash	16,831	323

Cash – Beginning of Period	323	-

Cash – End of Period	17,154	323

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities

Common stock issued in exchange for license agreements	-	20,000
Common stock issued for conversion of convertible debentures	953,338	136,444
Convertible debenture issued as commitment fee	50,000	-
Note payable issued as commitment fee	15,000	-
Preferred stock issued for common stock cancelled	500	-
Subscription receivable from excess shares issued to consultants	13,410	-

1.Nature of Operations and Continuance of Business

Appiphany Technologies Holdings Corp. (“The Company”) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On November 18, 2015, ATC was dissolved. Currently, the Company is in the business of online fraud protection services.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2017, the Company has not recognized significant revenue, has a working capital deficit of $1,718,985, and has an accumulated deficit of $4,083,949. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, Appiphany Technologies Corp., a company incorporated in British Columbia, Canada up through November 18, 2015, when it was dissolved. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)Use of Estimates

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

2.Summary of Significant Accounting Policies (continued)

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2017 and 2016, the Company had no items representing cash equivalents.

(d)   Accounts Receivable

Accounts receivable represents amounts owed from customers for services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of April 30, 2017, the Company had $9,893 (2016 - $nil) in allowances for doubtful accounts.

(e)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2017, the Company had 569,159,167 (2016 – 20,292,620) potentially dilutive common shares outstanding.

(f)   Financial Instruments

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

2.Summary of Significant Accounting Policies (continued)

(f)   Financial Instruments (continued)

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

(g)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)Revenue Recognition

The Company recognizes revenue from online fraud protection services. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

Commencing May 1, 2016, the Company changed its accounting policy with respect to revenue recognition to record revenue on a gross basis as compared to a net basis as the Company reassessed the application of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and determined that they did not meet the conditions for an agency relationship.  The impact to the Company’s revenues was determined to not be material, as historical revenues from online fraud protection services was $2,725 with cost of goods sold of $1,821 for a net gross profit of $904.

(i)Stock-based Compensation

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

(j)Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

2.Summary of Significant Accounting Policies (continued)

(k)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Acquisition of License Agreements

(a)On January 14, 2016, the Company entered into a purchase agreement with a company controlled by the President and Director of the Company. Pursuant to the agreement, the Company agreed to purchase two licenses including the accounts receivable generated by the two licenses, in exchange for 20,000,000 common shares of the Company.

In accordance with ASC 805-50, “Business Combinations: Related Issues”, the purchase agreement was deemed an acquisition of assets between entities under common control for accounting purposes as the transaction was non arms-length. The licenses and accounts receivable acquired were recorded at their carrying value of $nil.

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

4.Related Party Transactions

(a)During the year ended April 30, 2017, the Company issued nil (2016 – 10,000,000) common shares with a fair value of $nil (2016 - $100,000) to the President and Director of the Company.

(b)As at April 30, 2017, the Company owed $nil (2016 – $62,486) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. During the year ended April 30, 2017, the Company received proceeds of $nil (2016 - $16,497) and repaid $62,486 (2016 - $10,000) of the outstanding amount payable. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended April 30, 2017, the Company incurred $7,096 (2016 - $nil) in management fees to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)See Note 9 for related party equity transactions.

5. Notes Payable

(a) As at April 30, 2017, the Company owed $4,616 (2016 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

5. Notes Payable (continued)

(b)On June 6, 2016, the Company issued a note payable to a non-related party for proceeds of $10,000. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)On February 1, 2017, the Company issued a note payable to a non-related party for proceeds of $2,500. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)On March 15, 2017, the Company issued a note payable to a non-related party of $15,000. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and is due on September 15, 2017. The note bears a default interest rate of 20% per annum.

6.Convertible Debentures

(a)On December 17, 2013, the Company issued a convertible debenture to a non-related party for proceeds of $32,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on September 19, 2014. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days or June 15, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion. On September 19, 2014, as the amount of the convertible debenture had not been repaid or converted by maturity, the Company incurred a penalty of 50% of the principal balance owing resulting in the Company recording $16,250 which had been included in interest expense.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $32,500. During the year ended April 30, 2015, the Company issued 595,667 shares of common stock for the conversion of $39,130. On May 17, 2016, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $10,000 convertible debenture issued to a non-related party. As at April 30, 2017, the carrying value of the note was $nil (2016 - $9,620).

(b)On May 21, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $37,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015. After 180 days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note.During the year ended April 30, 2017, the Company issued 10,178,976 shares of common stock for the conversion of $16,889 of the note. As at April 30, 2017, the carrying value of the note was $8,919 (2016 - $25,808).

6.Convertible Debentures (continued)

(c)On May 23, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on May 23, 2015. After 180 days or November 19, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company’s common shares for the past 15 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at April 30, 2017, the carrying value of the note was $38,477 (2016 - $38,477).

(d)On May 17, 2016, the Company issued a $10,000 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on December 17, 2013 of $9,620 and $6,270 of accrued interest as at May 17, 2016 as noted in Note 6(a). Due to the change of conversion terms, the fair value of the derivative liability increased from $249,702 to $265,841, resulting in a loss in extinguishment of $10,249. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares (i) on May 12, 2016; or (ii) for the past 25 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the year ended April 30, 2017, the Company issued 3,972,383 shares of common stock for the conversion of $10,000 of the note and $129 of accrued interest. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

(e)On May 17, 2016, the Company issued a convertible debenture to a non-related party for $33,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $30,000.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on May 17, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company. There was also financing costs, which resulted in the Company recording a debt discount of approximately $5,000 resulting from these debt issuance costs which is being amortized over the life of the loan.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $5,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. During the year ended April 30, 2017, the Company issued 32,671,626 shares of common stock for the conversion of $33,000 of the note and $2,472 of accrued interest. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

6.Convertible Debentures (continued)

(f)On June 13, 2016, the Company issued a convertible debenture to a non-related party for $69,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $66,500.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on December 13, 2016.After maturity date, or December 13, 2016, the debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common shares for the past 15 trading days prior to the notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. On March 1, 2017, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $75,755 convertible debenture issued to a non-related party. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

(g)On July 21, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $56,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on April 21, 2017.The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs.The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. During the year ended April 30, 2017, the Company issued 76,680,000 shares of common stock for the conversion of $48,508 of the note and $4,757 of accrued interest. As at April 30, 2017, the carrying value of the note was $7,367 (2016 - $nil), and the unamortized total discount was $875 (2016 - $nil).

(h)On August 18, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $27,000. Under the terms of the debenture, the amount is secured by assets of the Company, bears interest at 8% per annum, and is due on April 18, 2017.The debenture is convertible into common shares of the Company after six months subsequent to issuance (February 18, 2016) at a conversion price equal to 55% of the lowest trading price of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $2,000, which resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $27,000. During the year ended April 30, 2017, the Company issued 23,402,567 shares of common stock for the conversion of $27,000 of the note and $1,193 of accrued interest. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

6.Convertible Debentures (continued)

(i)On November 4, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $55,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $50,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 4, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the closing price on the original issue date.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $21,397, of which $5,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $55,000. On April 21, 2017, the convertible debenture and accrued interest was extinguished pursuant to the issuance of a $57,411 convertible debenture issued to a non-related party. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

(j)On November 4, 2016, the Company issued a convertible debenture, to a non-related party, of $50,000. The convertible debenture was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 4, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the twenty-five prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $50,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $50,000. On April 28, 2017, the convertible debenture was extinguished pursuant to the issuance of a $50,000 convertible debenture issued to a non-related party. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

(k)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. As at April 30, 2017, the carrying value of the note was $29,231 (2016 - $nil).

6.Convertible Debentures (continued)

(l)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at April 30, 2017, the carrying value of the note was $33,000 (2016 - $nil).

(m)On March 1, 2017, the Company issued a $75,755 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on June 13, 2016 of $69,000 as at March 1, 2017 as noted in Note 6(f). Due to the change of conversion terms, the fair value of the derivative liability increased from $153,825 to $168,456, resulting in a loss in extinguishment of $14,631. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 15, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares for the past fifteen trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the year ended April 30, 2017, the Company issued 80,050,073 shares of common stock for the conversion of $75,755 of the note and $1,093 of accrued interest. As at April 30, 2017, the carrying value of the note was $nil (2016 - $nil).

(n)On April 21, 2017, the Company issued a $57,411 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on November 4, 2016 of $55,000 and $2,411 of accrued interest as at April 21, 2017 as noted in Note 6(i). Due to the change of conversion terms, the fair value of the derivative liability increased from $95,302 to $97,264, resulting in a loss in extinguishment of $1,962. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on January 21, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares for the past twenty-five trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. As at April 30, 2017, the carrying value of the note was $57,411 (2016 - $nil).

(o)On April 28, 2017, the Company issued a $50,000 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on November 4, 2016 of $50,000 as noted in Note 6(j). Due to the change of conversion terms, the fair value of the derivative liability increased from $192,604 to $197,630, resulting in a loss in extinguishment of $5,026. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on January 30, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares for the past twenty-five trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. As at April 30, 2017, the carrying value of the note was $50,000 (2016 - $nil).

7.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2017, the Company recorded a loss on the change in fair value of derivative liability of $1,549,642 (2016 – gain of $90,324). As at April 30, 2017, the Company recorded a derivative liability of $1,251,750 (2016 - $140,196).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended April 30, 2017 and 2016:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 17, 2013 convertible debenture:
As at April 30, 2015 (mark to market)	747%	0.24%	0%	0.85
As at April 30, 2016 (mark to market)	366%	0.56%	0%	1.00
As at May 17, 2016 (date of exchange)	433%	0.58%	0%	0.84

May 21, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	520%	0.24%	0%	0.82
As at December 7, 2015 (date of conversion)	251%	0.29%	0%	0.21
As at April 5, 2016 (date of conversion)	371%	0.56%	0%	0.90
As at April 30, 2016 (mark to market)	312%	0.56%	0%	0.83
As at June 13, 2016 (date of conversion)	485%	0.40%	0%	0.71
As at March 16, 2017 (date of conversion)	522%	1.01%	0%	0.94
As at April 30, 2017 (mark to market)	353%	1.07%	0%	0.81

May 23, 2014 convertible debenture:
As at April 30, 2015 (mark to market)	576%	0.00%	0%	0.06
As at April 30, 2016 (mark to market)	111%	0.56%	0%	0.06
As at April 30, 2017 (mark to market)	245%	0.68%	0%	0.06

July 21, 2016 convertible debenture:
As at July 21, 2016 (issuance date)	470%	0.54%	0%	0.75
As at January 23, 2017 (date of conversion)	360%	0.51%	0%	0.24
As at February 3, 2017 (date of conversion)	324%	0.51%	0%	0.22
As at February 10, 2017 (date of conversion)	347%	0.55%	0%	0.20
As at February 14, 2017 (date of conversion)	378%	0.54%	0%	0.19
As at February 27, 2017 (date of conversion)	447%	0.05%	0%	0.15
As at March 2, 2017 (date of conversion)	420%	0.67%	0%	0.14
As at March 3, 2017 (date of conversion)	410%	0.71%	0%	0.13
As at March 15, 2017 (date of conversion)	496%	0.71%	0%	0.10
As at March 31, 2017 (date of conversion)	192%	0.74%	0%	0.06
As at April 13, 2017 (date of conversion)	180%	0.76%	0%	0.02
As at April 25, 2017 (date of conversion)	510%	1.09%	0%	0.99
As at April 28, 2017 (date of conversion)	510%	1.07%	0%	0.98
As at April 30, 2017 (mark to market)	512%	0.98%	0%	0.98

February 13, 2017 convertible debenture
As at February 13, 2017 (issuance date)	352%	0.82%	0%	0.75
As at April 30, 2017 (mark to market)	394%	0.99%	0%	0.54

February 24, 2017 convertible debenture
As at February 24, 2017 (issuance date)	344%	0.80%	0%	0.77
As at April 30, 2017 (mark to market)	389%	0.99%	0%	0.58

7.Derivative Liability (continued)

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

April 21, 2017 convertible debenture
As at April 21, 2017 (issuance date)	362%	0.99%	0%	0.75
As at April 30, 2017 (mark to market)	367%	1.07%	0%	0.73

April 28, 2017 convertible debenture
As at April 28, 2017 (issuance date)	362%	1.07%	0%	0.76
As at April 30, 2017 (mark to market)	366%	1.07%	0%	0.75

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2015	357,985
Adjustment for conversion	(127,465)
Mark to market adjustment at April 30, 2016	(90,324)

Balance, April 30, 2016	140,196
Derivative loss due to new issuances	1,827,694
Debt discount	178,500
Adjustment for conversion	(862,290)
Mark to market adjustment at April 30, 2016	(32,350)

Balance, April 30, 2017	1,251,750

8.Common Shares

Share Transactions for the Year Ended April 30, 2017

(a)On June 13, 2016, the Company issued 3,217,352 common shares for the conversion of $8,368 of convertible debentures, as noted in Note 6(b).

(b)On June 28, 2016, the Company issued 1,176,470 common shares for the conversion of $3,000 of convertible debentures, as noted in Note 6(d).

(c)On July 27, 2016, the Company issued 1,579,800 common shares for the conversion of $4,000 of convertible debentures and $28 of accrued interest, as noted in Note 6(d).

(d) On August 26, 2016, the Company issued 900,000 common shares with a fair value of $18,000 to various consultants pursuant to consulting agreements dated August 26, 2016.  Fair value was based on the closing market price on the date of issuance.

(e)On September 7, 2016, the Company issued 500,000 common shares with a fair value of $10,000 to a consultant pursuant to a consulting agreement dated August 26, 2016.Fair value was based on the closing market price on the date of issuance.

(f)On November 1, 2016, the Company issued 1,216,113 common shares for the conversion of $3,000 of convertible debentures and $101 of accrued interest, as noted in Note 6(d).

(g)On November 30, 2016, the Company issued 6,000,000 common shares with a fair value of $89,400 for professional services. Fair value was based on the closing market price on the date of issuance.

8.Common Shares (continued)

Share Transactions for the Year Ended April 30, 2017 (continued)

(h)On November 30, 2016, the Company issued 3,600,000 common shares with a fair value of $53,640 to various consultants pursuant to consulting agreements dated August 26, 2016, as noted in Note 11. As at April 30, 2017, 900,000 common shares with a fair value of $13,410 has been recorded in excess of the original agreements in error.Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the amount receivable has been recorded in subscription receivable. Refer to Note 10.

(i)On January 17, 2017, the Company issued 2,593,906 common shares for the conversion of $3,648 of convertible debenture and $243 of accrued interest, as noted in Note 6(e).

(j)On January 23, 2017, the Company issued 2,720,000 common shares for the conversion of $220 of convertible debenture and $3,452 of accrued interest, as noted in Note 6(g).

(k)On February 2, 2017, the Company issued 2,857,923 common shares for the conversion of $2,802 of convertible debenture and $199 of accrued interest, as noted in Note 6(e).

(l)On February 3, 2017, the Company issued 2,720,000 common shares for the conversion of $1,020 of convertible debenture and $204 of accrued interest, as noted in Note 6(g).

(m)On February 8, 2017, the Company issued 3,137,104 common shares for the conversion of $3,071 of convertible debenture and $223 of accrued interest, as noted in Note 6(e).

(n)On February 10, 2017, the Company issued 3,100,000 common shares for the conversion of $1,267 of convertible debenture and $128 of accrued interest, as noted in Note 6(g).

(o)On February 13, 2017, the Company issued 3,293,514 common shares for the conversion of $3,220 of convertible debenture and $238 of accrued interest, as noted in Note 6(e).

(p)On February 14, 2017, the Company issued 3,600,000 common shares for the conversion of $1,549 of convertible debenture and $71 of accrued interest, as noted in Note 6(g).

(q)On February 16, 2017, the Company issued 3,612,323 common shares for the conversion of $3,529 of convertible debenture and $264 of accrued interest, as noted in Note 6(e).

(r)On February 23, 2017, the Company issued 2,550,000 common shares with a fair value of $7,650 to a consulting pursuant to a consulting agreement dated January 30, 2017. Fair value was based on the closing market price on the date of issuance.

(s)On February 24, 2017, the Company issued 3,972,552 common shares for the conversion of $3,874 of convertible debenture and $297 of accrued interest, as noted in Note 6(e).

(t)On February 27, 2017, the Company issued 4,295,828 common shares for the conversion of $4,185 of convertible debenture and $326 of accrued interest, as noted in Note 6(e).

(u)On February 27, 2017, the Company issued 4,298,600 common shares for the conversion of $1,709 of convertible debenture and $225 of accrued interest, as noted in Note 6(g).

(v)On March 2, 2017, the Company issued 4,727,500 common shares for the conversion of $4,417 of convertible debenture and $50 of accrued interest, as noted in Note 6(g).

(w)On March 2, 2017, the Company issued 4,725,419 common shares for the conversion of $4,600 of convertible debenture and $362 of accrued interest, as noted in Note 6(e).

(x)On March 6, 2017, the Company issued 2,251,792 common shares for the conversion of $2,500 of convertible debenture and $101 of accrued interest, as noted in Note 6(h).

(y)On March 8, 2017, the Company issued 4,051,165 common shares for the conversion of $4,700 of convertible debenture and $202 of accrued interest, as noted in Note 6(h).

8.Common Shares (continued)

Share Transactions for the Year Ended April 30, 2017 (continued)

(z)On March 3, 2017, the Company issued 4,183,057 common shares for the conversion of $4,071 of convertible debenture and $321 of accrued interest, as noted in Note 6(e).

(aa)On March 3, 2017, the Company issued 4,727,500 common shares for the conversion of $4,452 of convertible debenture and $15 of accrued interest, as noted in Note 6(g).

(bb)On March 3, 2017, the Company issued 4,727,500 common shares for the conversion of $5,082 of convertible debenture, as noted in Note 6(l).

(cc)On March 9, 2017, the Company issued 5,000,000 common shares for the conversion of $5,375 of convertible debenture, as noted in Note 6(l).

(dd)On March 14, 2017, the Company issued 6,000,000 common shares for the conversion of $6,450 of convertible debenture, as noted in Note 6(l).

(ee)On March 13, 2017, the Company issued 4,098,561 common shares for the conversion of $4,750 of convertible debenture and $209 of accrued interest, as noted in Note 6(h).

(ff)On March 14, 2017, the Company issued 6,451,198 common shares for the conversion of $7,475 of convertible debenture and $331 of accrued interest, as noted in Note 6(h).

(gg)On March 16, 2017, the Company issued 6,600,000 common shares for the conversion of $7,092 of convertible debenture, as noted in Note 6(l).

(hh)On March 15, 2017, the Company issued 5,886,400 common shares for the conversion of $5,542 of convertible debenture and $152 of accrued interest, as noted in Note 6(g).

(ii)On March 22, 2017, the Company issued 7,600,000 common shares for the conversion of $8,360 of convertible debenture, as noted in Note 6(l).

(jj)On March 23, 2017, the Company issued 6,549,851 common shares for the conversion of $7,575 of convertible debenture and $350 of accrued interest, as noted in Note 6(h).

(kk)On March 24, 2017, the Company issued 8,700,000 common shares for the conversion of $9,570 of convertible debenture, as noted in Note 6(l).

(ll)On March 16, 2017, the Company issued 6,961,624 common shares for the conversion of $8,521 of convertible debenture, as noted in Note 6(b).

(mm)On March 30, 2017, the Company issued 9,500,000 common shares for the conversion of $10,450 of convertible debenture, as noted in Note 6(l).

(nn)On March 31, 2017, the Company issued 9,350,000 common shares for the conversion of $9,052 of convertible debenture and $204 of accrued interest, as noted in Note 6(g).

(oo)On April 4, 2017, the Company issued 9,500,000 common shares for the conversion of $9,975 of convertible debenture, as noted in Note 6(l).

(pp)On April 13, 2017, the Company issued 10,750,000 common shares for the conversion of $7,139 of convertible debenture and $118 of accrued interest, as noted in Note 6(g).

(qq)On April 13, 2017, the Company issued 10,800,000 common shares for the conversion of $8,100 of convertible debenture, as noted in Note 6(l).

8.Common Shares (continued)

Share Transactions for the Year Ended April 30, 2017 (continued)

(rr)On April 25, 2017, the Company issued 11,800,000 common shares for the conversion of $5,734 of convertible debenture and $107 of accrued interest, as noted in Note 6(g).

(ss)On April 28, 2017, the Company issued 13,000,000 common shares for the conversion of $6,406 of convertible debenture and $29 of accrued interest, as noted in Note 6(g).

(tt)On April 26, 2017, the Company issued 11,625,364 common shares for the conversion of $5,301 of convertible debenture and $1,093 of accrued interest, as noted in Note 6(l).

Share Transactions for the Year Ended April 30, 2016

(uu) On September 8, 2015, the Company issued 91,831 common shares upon the conversion of $188 of convertible debenture and $19 of accrued, as noted in Note 6(c).

(vv)On November 17, 2015, the Company issued 10,000,000 common shares with a fair value of $100,000 to the President and Director of the Company for management services. Fair value was based on the closing market price on the date of issuance.

(ww)On December 8, 2015, the Company issued 550,000 common shares upon the conversion of $2,805 of convertible debenture, as noted in Note 6(b).

(xx)On January 14, 2016, the Company issued 20,000,000 common shares to the President and Director of the Company for the acquisition of licenses. Refer to Note 3.

(yy)On April 7, 2016, the Company issued 1,300,000 common shares upon the conversion of $5,967 of convertible debenture, as noted in Note 6(b), and derivative liability of $111,034.

9.Preferred Shares

Authorized: 10,000,000 preferred shares with a par value of $0.001 per share

Convertible Preferred Series A stock

On April 18, 2017, the Company designated 500,000 shares of preferred stock as Series A. The holders of Series A preferred shares are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred shares is convertible into one common share. Each holder of Series A preferred shares is entitled to cast 10,000 votes for every one Series A preferred share held.

On April 21, 2017, a company controlled by the President and Director of the Company converted 500,000 common shares to 500,000 shares of Series A preferred shares. The addition of new shares required the Company to fair value the new instrument. The 500,000 Series A preferred shares were deemed to have a fair value of $48,786 based upon the market control premium valuation estimated by management. The incremental value of the fair value of the Series A preferred shares over the carrying value of the previously held common shares at the date of the conversion in the amount of $48,786 is presented on the Statement of Operations as a deemed dividend. Additionally, the Company recorded a reduction to common stock of $500 and recorded $500 in par value to the Convertible Preferred Series A shares.

10.Subscriptions Receivable

As at April 30, 2017, 900,000 common shares with a fair value of $13,410 has been recorded in excess of the original agreements in error. Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the amount receivable has been recorded in subscription receivable. Refer to Note 8(h).

11.Commitments

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

iii)  180,000 common shares payable on the date of the agreement (see Note 8(d))

iv)  180,000 common shares payable on February 26, 2016 (see Note 8(h))

v)  180,000 common shares payable on August 26, 2017 (see Note 8(h))

vi)  180,000 common shares payable on February 26, 2018 (see Note 8(h))

Either party may terminate the agreement by providing written thirty days’ notice.

As at April 30, 2017, no commission has been earned, paid, or accrued.

12.   Income Taxes

The Company has $1,518,526 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2017 and 2016 as a result of the following:

	2017 $	2016 $

Net loss before taxes	(2,292,458)	(125,638)
Statutory rate	34%	34%

Computed expected tax recovery	(779,435)	(42,717)
Permanent differences and other	613,105	2,343
Change in valuation allowance	166,330	40,374

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at April 30, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2017 $	2016 $

Net operating losses carried forward	519,662	353,332

Total gross deferred income tax assets	519,662	353,332
Valuation allowance	(519,662)	(353,332)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2017, the Company has no uncertain tax positions.

13.Subsequent Events

(a)On May 3, 2017, the Company issued 15,206,547 common shares for the conversion of $8,919 of convertible debenture, as noted in Note 6(b).

(b)On May 5, 2017, the Company issued 13,660,000 common shares for the conversion of $6,735 of convertible debenture and $27 of accrued interest, as noted in Note 6(g).

(c)On May 5, 2017, the Company issued 13,660,000 common shares for the conversion of $7,513 of convertible debenture, as noted in Note 6(m).

(d)On May 9, 2017, the Company issued 13,600,000 common shares for the conversion of $6,732 of accrued interest, as noted in Note 6(g).

(e)On May 9, 2017, the Company issued 15,750,000 common shares for the conversion of $8,663 of convertible debenture, as noted in Note 6(m).

(f)On May 11, 2017, the Company issued 14,450,000 common shares for the conversion of $7,947 of convertible debenture, as noted in Note 6(m).

(g)On May 18, 2017, the Company issued 17,200,000 common shares for the conversion of $9,460 of convertible debenture, as noted in Note 6(m).

(h)On May 25, 2017, the Company issued 10,487,189 common shares for the conversion of $6,418 of accrued interest, as noted in Note 6(b).

(i)On May 25, 2017, the Company issued 17,950,000 common shares for the conversion of $603 of convertible debenture and $8,282 of accrued interest, as noted in Note 6(g).

(j)On May 26, 2017, the Company issued 17,000,000 common shares for the conversion of $6,800 of convertible debenture, as noted in Note 6(m).

(k)On June 5, 2017, the Company issued 21,000,000 common shares for the conversion of $7,350 of convertible debenture, as noted in Note 6(m).

(l)On June 12, 2017, the Company issued 6,477,143 common shares for the conversion of $2,267 of convertible debenture, as noted in Note 6(m).

(m)On June 14, 2017, the Company issued 2,919,765 common shares for the conversion of $904 of convertible debenture and $935 of accrued interest, as noted in Note 6(g).

(n)On June 16, 2017, the Company issued 15,000,000 common shares for the conversion of $4,495 of convertible debenture and $755 of accrued interest, as noted in Note 6(m).

(o)On June 22, 2017, the Company issued 21,000,000 common shares for the conversion of $5,134 of convertible debenture and $116 of accrued interest, as noted in Note 6(n).

(p)On June 26, 2017, the Company issued 21,000,000 common shares for the conversion of $5,211 of convertible debenture and $39 of accrued interest, as noted in Note 6(n).

(q)On July 6, 2017, the Company issued 25,600,000 common shares for the conversion of $6,318 of convertible debenture and $82 of accrued interest, as noted in Note 6(n).

(r)On July 10, 2017, the Company issued 28,000,000 common shares for the conversion of $6,930 of convertible debenture and $70 of accrued interest, as noted in Note 6(n).

(s)On July 18, 2017, the Company issued 28,000,000 common shares for the conversion of $6,944 of convertible debenture and $56 of accrued interest, as noted in Note 6(n).

(t)On July 25, 2017, the Company issued 30,000,000 common shares for the conversion of $7,469 of convertible debenture and $31 of accrued interest, as noted in Note 6(n).

(u)On July 31, 2017, the Company issued 30,000,000 common shares for the conversion of $7,471 of convertible debenture and $29 of accrued interest, as noted in Note 6(n)..

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2017 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Rob Sargent	59	President, CEO, CFO, Treasurer & Secretary and Director	(1)

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

Identification of Significant Employees

Our President is our only full-time employee. We use consultants and independent contractors on a case-to-case basis. One important consultant is Daryl Regier who assists the Company in day to day operations.  We use developers on a contract or limited basis to develop code for the Apps. As such developers are hired on an "as-needed" basis, we do not have agreements in place with the developers, nor do we plan on entering into agreements with the developers. In the future, we intend on having a team of in-house developers who are employees of the Company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2017 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2017 and 2016:

  Summary Compensation Table

Name						Non-Equity	Nonqualified
and	Fiscal					Incentive	Deferred	All
Principal	Year			Stock	Option	Plan	Compensation	Other
Position	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
	4/30	($)	($)	($)	($)	($)	($)	($)	($)
Rob Sargent (1) President, CEO,CFO, Director,	2016	-0-	-0-	100,000	-0-	-0-	-0-	-0-	100,000
Secretary and Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014.   During the year ended April 30, 2016, Mr. Sargent received $100,000 of stock-based compensation.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of August 24, 2017 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of August 24, 2017, we had 651,767,562 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Media Convergence Group, LLC (3)	19,500,000	2.99%
	1951 Logan Ave.
	Salt Lake City, UT 84108

Common Stock	Rob Sargent (3)	10,375,000	1.59
	1951 Logan Ave.
	Salt Lake City, UT 84108

Common Stock	All Officers and Directors as a Group	29,875,000	4.60%
	(1 Person)

Series A Preferred Stock	Media Convergence Group, LLC (3)	500,000	100%
	1951 Logan Ave.
	Salt Lake City, UT 84108

Series A Preferred Stock	All Officers and Directors as a Group	500,000	100%
	(1 Person)

(1)The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)Based on 651,767,562 issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of August 24, 2017.

(3)Rob Sargent is the Company's President CEO, CFO, Secretary, Treasurer, and Director.  His beneficial ownership includes 10,375,000 shares of common stock and 500,000 shares of Series A Preferred stock.

Changes in Control

 There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended April 30, 2017, the Company issued nil (2016 – 10,000,000) common shares with a fair value of $nil (2016 - $100,000) to the President and Director of the Company.

As at April 30, 2017, the Company owed $nil (2016 – $62,486) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. During the year ended April 30, 2017, the Company received proceeds of $nil (2016 - $16,497) and repaid $62,486 (2016 - $10,000) of the outstanding amount payable. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended April 30, 2017, the Company incurred $7,096 (2016 - $nil) in management fees to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended April 30, 2016, the amount owing of $78,835 owing to the former President and Director of the Company for accrued management fees and financing of day-to-day expenditures incurred on behalf of the Company was forgiven and included in additional paid-in capital.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·Disclosing such transactions in reports where required;

·Disclosing in any and all filings with the SEC, where required;

·Obtaining disinterested directors consent; and

·Obtaining shareholder consent where required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2017	Year Ended April 30, 2016
Audit fees	$22,350	$19,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$22,350	$19,000

Audit Fees

During the fiscal year ended April 30, 2017, we incurred approximately $22,350 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2017.

During the fiscal year ended April 30, 2016, we incurred approximately $19,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: September 1, 2017	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 1, 2017	/s/ Rob Sargent
Rob Sargent - Director