Form 10-Q
period 2017-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2017-10-04
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of September 26, 2017 there were 783,180,662 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2017

Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2017	April 30,2017
	$	$
	(unaudited)	(revised)
ASSETS

Current Assets

Cash	29,822	17,154
Accounts receivable, net of allowance for doubtful accounts of $7,245 and $9,893, respectively	7,537	1,773
Prepaid expense	30,355	38,464

Total Assets	67,714	57,391

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	322,134	268,105
Convertible debenture, net of unamortized discount of $178,783 and $76,644, respectively	132,165	224,405
Notes payable	32,116	32,116
Derivative liability	568,696	1,082,050

Total Liabilities	1,055,111	1,606,676

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share Convertible Preferred Series A: Issued and outstanding: 500,000 shares, respectively	500	500

Common stock – 5,000,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 651,767,562 and 273,806,918 shares, respectively	651,770	273,809

Subscriptions receivable	(13,410)	(13,410)

Additional paid-in capital	2,372,524	2,104,065

Accumulated deficit	(3,998,781)	(3,914,249)

Total Stockholders’ Deficit	(987,397)	(1,549,285)

Total Liabilities and Stockholders’ Deficit	67,714	57,391

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2017	For the three months ended July 31, 2016
	$	$

Revenues	11,100	11,567
Cost of services	5,007	5,667
Gross Margin	6,093	5,900

Operating Expenses
Consulting fees	57,491	45,500
General and administrative	39,147	13,648
Professional fees	65,223	27,684
Management fees	18,089	-
Total Operating Expenses	179,950	86,832

Net Operating Loss	(173,857)	(80,932)

Other Income (Expenses)
Gain (Loss) on change in fair value of derivative liability	133,752	(237,379)
Interest expense	(44,427)	(4,385)
Loss on extinguishment of debt	-	(4,505)
Total Other Income (Expenses)	89,325	(246,269)

Net Income (Loss)	(84,532)	(327,201)

Net Earnings (Loss) Per Share, Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	461,507,171	35,949,635

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2017	For the three months ended July 31, 2016
	$	$

Operating Activities
Net Income (Loss)	(84,532)	(327,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	24,894	677
Bad debts	(2,649)	-
Loss (gain) on change in fair value of derivative liability	(133,752)	237,379
Loss on settlement of debt	-	4,505
Changes in operating assets and liabilities:
Accounts receivable	(3,115)	(7,619)
Prepaid expense	8,109	-
Accounts payable and accrued liabilities	96,213	25,540
Net Cash Used In Operating Activities	(94,832)	(66,719)

Financing Activities
Proceeds from convertible debenture	107,500	145,000
Proceeds from notes payable	-	10,000
Repayment on related party payable	-	(27,156)
Net Cash Provided by Financing Activities	107,500	127,844

Increase in Cash	12,668	61,125
Cash – Beginning of Period	17,154	323
Cash – End of Period	29,822	61,448

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	646,420	126,865
Debt discount on convertible debentures	127,033	92,250

(The accompanying notes are an integral part of these condensed consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1.Nature of Operations and Continuance of Business

Appiphany Technologies Holdings Corp. (the “Company”) was incorporated in the State of Nevada on February 24, 2010. Currently, the Company is in the business of online fraud protection services.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2017, the Company has not recognized significant revenue, has a working capital deficit of $987,397, and has an accumulated deficit of $3,998,781. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2017. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2017, the Company had 926,927,688 (April 30, 2017 - 569,159,167) potentially dilutive common shares outstanding.

(d)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Related Party Transactions

During the period ended July 31, 2017, the Company repaid $nil (July 31, 2016 - $27,156) of the outstanding amount payable. The amount owed is unsecured, non-interest bearing, and due on demand. During the three months ended July 31, 2017, the Company incurred $18,089 (2016 - $nil) in management fees to the President and Director of the Company.

4. Notes Payable

(a) As at July 31, 2017, the Company owed $4,616 (April 30, 2017 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

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

(d)On March 15, 2017, the Company issued a note payable to a non-related party of $15,000. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. As of the date these financial statements were available to be issued, the note payable remains outstanding. The note bears a default interest rate of 20% per annum.

5.Convertible Debentures

(a)On May 21, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $37,500. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on February 23, 2015. After 180 days or November 17, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 51% of the lowest two trading prices of the Company’s common shares for the past 30 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 1,850,000 shares of common stock for the conversion of $8,772 of the note. During the year ended April 30, 2017, the Company issued 10,178,976 shares of common stock for the conversion of $16,889 of the note. During the three months ended July 31, 2017, the Company issued 25,693,736 shares of common stock for the conversion of $8,919 of the note and $6,418 of accrued interest. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $8,919).

(b)On May 23, 2014, the Company issued a convertible debenture, to a non-related party, for proceeds of $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on May 23, 2015. After 180 days or November 19, 2014, the debenture is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company’s common shares for the past 15 trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 127,655 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 91,831 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. As at July 31, 2017, the carrying value of the note was $38,477 (April 30, 2017 - $38,477).

(c)On July 21, 2016, the Company issued a convertible debenture, to a non-related party, for proceeds of $56,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on April 21, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of either (i) the twenty-five prior trading days immediately preceding the issuance of the note or (ii) the twenty-five prior trading days including the day upon which a notice of conversion is received by the Company.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. During the year ended April 30, 2017, the Company issued 76,680,000 shares of common stock for the conversion of $48,508 of the note and $4,757 of accrued interest. During the three months ended July 31, 2017, the Company issued 48,129,765 shares of common stock for the conversion of $8,242 of the note and $15,056 of accrued interest. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $7,367), and the unamortized total discount was $nil (April 30, 2017 - $875).

(d)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000.As at July 31, 2017, the carrying value of the note was $53,250 (April 30, 2017 - $29,231), and the unamortized total discount was $51,750 (April 30, 2017 - $75,769).

(e)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at July 31, 2017, the carrying value of the note was $33,000 (April 30, 2017 - $33,000).

(f)On April 21, 2017, the Company issued a $57,411 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on November 4, 2016 of $55,000 and $2,411 of accrued interest as at April 21, 2017 as noted in Note 6(i). Due to the change of conversion terms, the fair value of the derivative liability increased from $95,302 to $97,264, resulting in a loss in extinguishment of $1,962. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on July 21, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares for the past twenty-five trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the three months ended July 31, 2017, the Company issued 198,600,000 shares of common stock for the conversion of $49,973 of the note and $1,177 of accrued interest. As at July 31, 2017, the carrying value of the note was $7,438 (April 30, 2017 - $57,411).

(g)On April 28, 2017, the Company issued a $50,000 convertible debenture to a non-related party in extinguishment of a convertible debenture originally issued on November 4, 2016 of $50,000 as noted in Note 6(j). Due to the change of conversion terms, the fair value of the derivative liability increased from $192,604 to $197,630, resulting in a loss in extinguishment of $5,026. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on July 30, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading prices of the Company’s common shares for the past twenty-five trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the three months ended July 31, 2017, the Company issued 105,537,143 shares of common stock for the conversion of $50,000 of the note. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $50,000).

(h)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $36,450 (April 30, 2017 - $nil).

(i)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $57,250 (April 30, 2017 - $nil).

(j)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at July 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $33,333 (April 30, 2017 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2017, the Company recorded a gain on the change in fair value of derivative liability of $133,752 (2016 – loss of $237,379). As at July 31, 2017, the Company recorded a derivative liability of $568,696 (April 30, 2017 - $1,082,050).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended July 31 and April 30, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life(in years)

May 21, 2014 convertible debenture:
As at April 30, 2017 (mark to market)	353%	1.07%	0%	0.81
As at May 2, 2017 (date of conversion)	354%	1.08%	0%	0.81
As at May 22, 2017 (date of conversion)	384%	1.12%	0%	0.75

May 23, 2014 convertible debenture:
As at April 30, 2017 (mark to market)	245%	0.68%	0%	0.06
As at July 31, 2017 (mark to market)	365%	1.23%	0%	0.81

July 21, 2016 convertible debenture:
As at April 30, 2017 (mark to market)	512%	0.98%	0%	0.98
As at May 3, 2017 (date of conversion)	364%	1.10%	0%	0.97
As at May 5, 2017 (date of conversion)	357%	1.10%	0%	0.96
As at May 17, 2017 (date of conversion)	355%	1.08%	0%	0.93
As at June 12, 2017 (date of conversion)	366%	1.19%	0%	0.86

February 13, 2017 convertible debenture
As at April 30, 2017 (mark to market)	394%	0.99%	0%	0.54
As at July 31, 2017 (mark to market)	300%	1.07%	0%	0.29

February 24, 2017 convertible debenture
As at April 30, 2017 (mark to market)	389%	0.99%	0%	0.58
As at July 31, 2017 (mark to market)	286%	1.07%	0%	0.33

April 21, 2017 convertible debenture
As at April 30, 2017 (mark to market)	367%	1.07%	0%	0.73
As at June 12, 2017 (date of conversion)	351%	1.09%	0%	0.61
As at June 20, 2017 (date of conversion)	345%	1.14%	0%	0.59
As at June 23, 2017 (date of conversion)	347%	1.10%	0%	0.58
As at June 30, 2017 (date of conversion)	354%	1.14%	0%	0.56
As at July 7, 2017 (date of conversion)	360%	1.14%	0%	0.54
As at July 14, 2017 (date of conversion)	364%	1.12%	0%	0.52
As at July 19, 2017 (date of conversion)	329%	1.12%	0%	0.51
As at July 26, 2017 (date of conversion)	327%	1.14%	0%	0.49
As at July 31, 2017 (mark to market)	327%	1.13%	0%	0.48

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

April 28, 2017 convertible debenture
As at April 30, 2017 (mark to market)	366%	1.07%	0%	0.75
As at May 4, 2017 (date of conversion)	379%	1.11%	0%	0.74
As at May 8, 2017 (date of conversion)	382%	1.12%	0%	0.73
As at May 10, 2017 (date of conversion)	391%	1.13%	0%	0.72
As at May 16, 2017 (date of conversion)	388%	1.04%	0%	0.71
As at May 26, 2017 (date of conversion)	388%	1.08%	0%	0.68
As at May 31, 2017 (date of conversion)	394%	1.08%	0%	0.67
As at June 8, 2017 (date of conversion)	391%	1.11%	0%	0.64
As at July 31, 2017 (mark to market)	324%	1.13%	0%	0.5

May 9, 2017 convertible debenture
As at May 9, 2017 (issuance date)	385%	1.04%	0%	0.75
As at July 31, 2017 (mark to market)	321%	1.13%	0%	0.53

June 28, 2017 convertible debenture
As at June 28, 2017 (issuance date)	379%	1.12%	0%	0.75
As at July 31, 2017 (mark to market)	331%	1.13%	0%	0.66

July 19, 2017 convertible debenture
As at July 19, 2017 (issuance date)	352%	1.23%	0%	1
As at July 31, 2017 (mark to market)	352%	1.23%	0%	0.97

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2017	1,082,050
Derivative loss due to new issuances	151,631
Debt discount	127,033
Adjustment for conversion	(506,634)
Mark to market adjustment at July 31, 2017	(285,384)

Balance, July 31, 2017	568,696

7.Common Shares

During the three months ended July 31, 2017, the Company issued an aggregate of 377,960,644 common shares with a fair value of $646,420 upon the conversion of $117,134 of convertible debentures and $22,651 of accrued interest, as noted in Note 5.

8.Preferred Shares

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

9.Subscriptions Receivable

As at July 31, 2017, 900,000 (April 30, 2017 – 900,000) common shares with a fair value of $13,410 (April 30, 2017 - $13,410) has been issued in excess of the original consulting agreements in error.  The agreements are discussed in Note 10. Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the amount receivable has been recorded in subscription receivable. Refer to Note 10.

10.Commitments

On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:

i)10% commission on all net revenues derived by the Company through the consultant in the first year;

ii)5% commission on all net revenues derived by the Company through the consultant in years two and three;

iii)180,000 common shares payable on the date of the agreement (see Note 9);

iv)180,000 common shares payable on February 26, 2016 (see Note 9);

v)180,000 common shares payable on August 26, 2017 (see Note 9); and

vi)180,000 common shares payable on February 26, 2018 (see Note 9).

Either party may terminate the agreement by providing written thirty days’ notice.

As at July 31, 2017, no commission has been earned, paid, or accrued.

11.Subsequent Events

(a)On September 7, 2017, the Company issued 32,500,000 common shares for the conversion of $6,337 of convertible debenture and $163 of accrued interest, as noted in Note 5(f).

(b)On September 12, 2017, the Company issued 5,513,100 common shares for the conversion of $1,101 of convertible debenture and $2 of accrued interest, as noted in Note 5(f).

(c)On September 13, 2017, the Company issued 28,800,000 common shares for the conversion of $4,385 of convertible debenture and $1,951 of accrued interest, as noted in Note 5(b).

(d)On September 20, 2017, the Company issued 28,800,000 common shares for the conversion of $14,174 of convertible debenture and $82 of accrued interest, as noted in Note 5(b).

(e)On September 22, 2017, the Company issued 35,800,000 common shares for the conversion of $13,767 of convertible debenture and $16 of accrued interest, as noted in Note 5(f).

12.  Revision of Prior Year Financial Statements

While preparing the financial statements for period ending July 31, 2017, the Company noted that there was an error with the calculation of the conversion price of the February 13, 2017 convertible debenture as described in Note 5(d) and accordingly, has revised its consolidated financial statements as at April 30, 2017 and for the year then ended to reflect the change in fair value of derivative liability during the period and the fair value of the derivative liability as at April 30, 2017. This revision resulted in a decrease to net loss of $169,730 and no change to net loss per share.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

The impact of the error as at April 30, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Derivative liability	1,251,750	(169,700)	1,082,050

Total Current Liabilities	1,776,376	(169,700)	1,606,676

Total Liabilities	1,776,376	(169,700)	1,606,676

Stockholders’ Equity

Deficit	(4,083,949)	169,700	(3,914,249)

Total Stockholders’ Equity	(1,718,985)	169,700	(1,549,285)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised

	$	$	$

Other Income (Expenses)

Loss on change in fair value of derivative liability	(1,549,642)	169,700	(1,379,942)

Total Other Income (Expenses)	(1,836,332)	169,700	(1,666,632)

Net loss for the year	(2,292,458)	169,700	(2,122,758)

Net loss attributable to common shareholders	(2,243,672)	169,700	(2,073,972)

Consolidated Statement of Stockholders’ Equity

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

Deficit	(4,083,949)	169,700	(3,914,249)

Stockholders’ Equity	(1,718,985)	169,700	(1,549,285)

Consolidated Statement of Cash Flows

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

Operating Activities

Net loss for the year	(2,292,458)	169,700	(2,122,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on change in fair value of derivative liability	(1,549,642)	169,700	(1,379,942)

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2017 $	April 30, 2017 $
		(revised)
Current Assets	67,714	57,391
Current Liabilities	1,055,111	1,606,676
Working Capital (Deficit)	(987,397)	(1,888,685)

Cash Flows

	July 31, 2017 $	July 31, 2016 $
Cash Flows used in Operating Activities	(94,832)	(66,719)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	107,500	127,844
Net increase (decrease) in Cash During Period	12,668	61,125

Operating Revenues

For the three months ended July 31, 2017, the Company earned revenues of $11,100 compared with $11,567 during the three months ended July 31, 2016 from the sale of online fraud protection services.  The Company had gross profit of $6,093 for the three months ended July 31, 2017 compared to $5,900 for the three months ended July 31, 2016.  The increase in gross profit was due to the fact that the Company did not acquire the rights to the online fraud protection services until July 2016.

Operating Expenses and Net Income (Loss)

For the three months ended July 31, 2017, the Company incurred operating expenses of $179,950 compared to $86,832 during the three months ended July 31, 2016.  The increase in operating expenses was due to an increase of $37,539 of professional fees for increases in accounting, audit, and legal fees with respect to the overall increase in business activity.  Furthermore, there was an increase of $11,991 for consulting expenses for the assistance with sales, day-to-day operations, and oversight of the Watchdog license agreement, an increase of $25,499 in general and administrative expenses and an increase of $18,089 of management fees.

During the three months ended July 31, 2017, the Company recorded a net loss of $84,532 compared to a net loss of $327,201 during the three months ended July 31, 2016.  In addition to operating expenses, the Company recorded a gain on the change in the fair value of the derivative liability of $133,752, and interest and amortization expense of $44,427.  During the period ended July 31, 2016, the Company recorded a loss on the change in fair value of the derivative liability of $273,379 and interest and amortization expense of $4,385.

The loss per share on a basic and diluted basis for the three months ended July 31, 2017 was ($0.00) compared to a basic and diluted net loss per share of ($0.01) for the three months ended July 31, 2016.

Liquidity and Capital Resources

As at July 31, 2017, the Company had cash of $29,822 and total assets of $67,714 compared to cash of $17,154 and total assets of $57,391 at April 30, 2017.  The increase in cash and total assets was due to the fact that the Company received net proceeds of $107,500 from financing activities during the period, of which a portion of the amount of cash was remaining as at July 31, 2017.  Furthermore, the Company recorded revenues of $11,100 during the period which resulted in an increase of trades accounts receivable to $7,537 at July 31, 2017 of which management estimates the entire balance to be collectible.

As at July 31, 2017, the Company had total liabilities of $1,055,111 compared to $1,776,376 at April 30, 2017.  The decrease in total liabilities is due to a decrease in convertible debenture of $92,240, and a decrease in derivative liability of $513,354.

As at July 31, 2017, the Company had a working capital deficit of $987,397 compared with a working capital deficit of $1,718,987 as at April 30, 2017.  The decrease in working capital deficit was due to a decrease in total liabilities from the decrease in convertible debentures and derivative liabilities.

Cash Flow from Operating Activities

During the period ended July 31, 2017, the Company used $94,832 of cash for operating activities as compared to $66,719 during the three months ended July 31, 2016.  The increase in the use of cash for operating activities was due to increased operations.

Cash Flow from Investing Activities

During the periods ended July 31, 2017 and 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended July 31, 2017, the Company received $107,500 of net cash from financing activities which included net cash of $107,500 from the issuance of convertible debentures. During the three months ended July 31, 2016, the Company received $127,844 from the issuance of $145,000 of convertible debentures, $10,000 of notes payable, and the repayment of $27,156 of related party payables.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on September 6, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.Quarterly Issuances:

Other than as previously disclosed in the above Notes to the Condensed Consolidated Financial Statements, we did not issue any unregistered securities during the quarter.

2.Subsequent Issuances:

Other than as previously disclosed in the above Notes to the Condensed Consolidated Financial Statements, we did not issue any unregistered securities subsequent to the quarter.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: October 3, 2017	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 3, 2017	By: Rob Sargent
Its: Director