Form 10-Q
period 2017-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2017-12-20
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such sho rter period that the registrant was required to submit and post such files).  ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of December 13, 2017 there were 13,266,258 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2017

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2017 $	April 30, 2017 $
	(unaudited)	(revised)
ASSETS

Current Assets

Cash	7,354	17,154
Accounts receivable, net of allowance for doubtful accounts of $7,245 and $9,893, respectively	14,953	1,773
Prepaid expense	21,980	38,464

Total Assets	44,287	57,391

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	333,038	268,105
Convertible debentures, net of unamortized discount of $202,198 and $76,644, respectively	89,019	224,405
Notes payable	32,116	32,116
Derivative liability	499,558	1,082,050

Total Liabilities	953,731	1,606,676

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares	500	500

Common stock – 5,000,000,000 authorized common shares with a par value of $0.001 per share
Issued and outstanding:
10,920,258 and 2,738,069 shares, respectively	10,920	2,738

Subscriptions receivable	(13,410)	(13,410)

Additional paid-in capital	3,471,544	2,375,136

Accumulated deficit	(4,378,998)	(3,914,249)

Total Stockholders’ Deficit	(909,444)	(1,549,285)

Total Liabilities and Stockholders’ Deficit	44,287	57,391

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2017 $	For the three months ended October 31, 2016 $	For the six months ended October 31, 2017 $	For the six months ended October 31, 2016 $

Revenues	16,800	19,433	27,900	31,000
Cost of services	9,690	11,183	14,697	16,850

Gross Margin	7,110	8,250	13,203	14,150

Operating Expenses

Consulting fees	49,692	75,500	107,183	121,000
General and administrative	27,134	15,452	66,281	29,100
Management fees	5,771	–	23,860	–
Professional fees	26,940	20,301	92,163	47,985

Total Operating Expenses	109,537	111,253	289,487	198,085

Net Operating Loss	(102,427)	(103,003)	(276,284)	(183,935)

Other Income (Expenses)

Gain (Loss) on change in fair value of derivative liability	(190,734)	(197,529)	(56,982)	(13,094)
Interest expense	(87,056)	(8,709)	(131,483)	(434,908)
Loss on settlement of debt	–	–	–	(4,505)

Total Other Income (Expenses)	(277,790)	(206,238)	(188,465)	(452,507)

Net loss	(380,217)	(309,241)	(464,749)	(636,442)
Net Loss Per Share, Basic and Diluted	(0.05)	(0.77)	(0.07)	(1.67)
Weighted Average Shares Outstanding – Basic and Diluted	7,660,299	403,853	6,261,717	381,885

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2017 $	For the six months ended October 31, 2016 $

Operating Activities

Net loss	(464,749)	(636,442)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debt payable	70,812	2,618
Bad debts	(2,649)	–
Original issue discount on convertible notes	38,366	–
Loss (gain) on change in fair value of derivative liability	56,982	434,908
Loss on settlement of debt	–	4,505
Shares issued for consulting fees	–	28,000

Changes in operating assets and liabilities:

Accounts receivable	(10,531)	(12,198)
Prepaid expense	16,484	(2,500)
Accounts payable and accrued liabilities	127,485	50,684

Net Cash Used In Operating Activities	(167,800)	(130,425)

Financing Activities

Proceeds from convertible debenture	158,000	170,000
Proceeds from notes payable	–	10,000
Repayment on related party payable	–	(37,156)

Net Cash Provided by Financing Activities	158,000	142,844

Increase (Decrease) in Cash	(9,800)	12,419

Cash – Beginning of Period	17,154	323

Cash – End of Period	7,354	12,742

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	1,104,590	126,865
Debt discount on convertible notes and debt issuance costs	196,366	94,250

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2017, the Company has not recognized significant revenue, has a working capital deficit of $909,444, and has an accumulated deficit of $4,378,998. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2017. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2017, the Company had 14,489,908 (April 30, 2017 – 5,691,592) potentially dilutive common shares outstanding.

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

3.Related Party Transactions

As at October 31, 2017, the Company owed $nil (April 30, 2017- $0) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the six months ended October 31, 2017, the Company incurred and paid $23,860 (2016 - $nil) in management fees to the President and Director of the Company.

4. Notes Payable

(a) As at October 31, 2017, the Company owed $4,616 (April 30, 2017 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)On June 6, 2016, the Company issued a note payable to a non-related party for proceeds of $10,000. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum, and is now due on demand.

(c)On February 1, 2017, the Company issued a note payable to a non-related party for proceeds of $2,500. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)On March 15, 2017, the Company issued a note payable to a non-related party of $15,000. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum, and is now due on demand.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500.  During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920.  During the year ended April 30, 2016, the Company issued 18,500 shares of common stock for the conversion of $8,772 of the note.  During the year ended April 30, 2017, the Company issued 101,790 shares of common stock for the conversion of $16,889 of the note. In May 2017, the Company issued 256,937 shares of common stock for the conversion of $8,919 of the note and $6,418 of accrued interest. As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $8,919).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 1,277 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 918 shares of common stock for the conversion of $188 of the note and $19 of accrued interest.  During the period ended October 31, 2017, the Company issued 1,314,451 common shares for the conversion of $38,477 of the note and $10,545 of accrued interest.  As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $38,477).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. During the year ended April 30, 2017, the Company issued 766,800 shares of common stock for the conversion of $48,508 of the note and $4,757 of accrued interest. During the three months ended July 31, 2017, the Company issued 481,298 shares of common stock for the conversion of $8,242 of the note and $15,056 of accrued interest. As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $7,367), and the unamortized total discount was $nil (April 30, 2017 - $875).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the six months ended October 31, 2017, the Company issued 2,708,000 common shares for the conversion of $43,149 of the note and $29,191 of accrued interest and penalties.  As at October 31, 2017, the carrying value of the note was $55,967 (April 30, 2017 - $29,231), and the unamortized total discount was $5,884 (April 30, 2017 - $75,769).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at October 31, 2017, the carrying value of the note was $33,000 (April 30, 2017 - $33,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the six months ended October 31, 2017, the Company issued 2,366,131 shares of common stock for the conversion of $57,411 of the note and $1,342 of accrued interest. As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $57,411).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the three months ended July 31, 2017, the Company issued 1,055,371 shares of common stock for the conversion of $50,000 of the note. As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $50,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at October 31, 2017, the carrying value of the note was $30 (April 30, 2017 - $nil), and the unamortized total discount was $36,420 (April 30, 2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. As at October 31, 2017, the carrying value of the note was $19 (April 30, 2017 - $nil), and the unamortized total discount was $57,231 (April 30, 2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at October 31, 2017, the carrying value of the note was $3 (April 30, 2017 - $nil), and the unamortized total discount was $33,330 (April 30, 2017 - $nil).

(k)On September 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000.

As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $36,000 (April 30, 2017 - $nil).

(l)On September 28, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the amount of proceeds received was $25,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on September 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at October 31, 2017, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $33,333 (April 30, 2017 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of October 31, 2017 and at the date of filing, no proceeds have been received on the back end note.

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended October 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $56,982 (2016 – $237,379). As at October 31, 2017, the Company recorded a derivative liability of $499,508 (April 30, 2017 -$1,082,050).

The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended October 31 and April 30, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 21, 2014 convertible debenture
As at April 30, 2017 (mark to market)	353%	1.07%	0%	0.81
As at May 2, 2017 (date of conversion)	354%	1.08%	0%	0.81
As at May 22, 2017 (date of conversion)	384%	1.12%	0%	0.75

May 23, 2014 convertible debenture
As at April 30, 2017 (mark to market)	245%	0.68%	0%	0.06
As at July 31, 2017 (mark to market)	365%	1.23%	0%	0.81
As at September 13, 2017 (date of conversion)	353%	1.16%	0%	0.69
As at September 20, 2017 (date of conversion)	330%	1.20%	0%	0.68
As at September 22, 2017 (date of conversion)	333%	1.19%	0%	0.67

As at December 15, 2017 (date of conversion)	334%	1.20%	0%	0.65

July 21, 2016 convertible debenture
As at April 30, 2017 (mark to market)	512%	0.98%	0%	0.98
As at May 3, 2017 (date of conversion)	364%	1.10%	0%	0.97
As at May 5, 2017 (date of conversion)	357%	1.10%	0%	0.96
As at May 17, 2017 (date of conversion)	355%	1.08%	0%	0.93
As at June 12, 2017 (date of conversion)	366%	1.19%	0%	0.86

February 13, 2017 convertible debenture
As at April 30, 2017 (mark to market)	394%	0.99%	0%	0.54
As at July 31, 2017 (mark to market)	300%	1.07%	0%	0.29
As at October 4, 2017 (date of conversion)	421%	1.00%	0%	0.11
As at October 6, 2017 (date of conversion)	400%	1.03%	0%	0.10
As at October 11, 2017 (date of conversion)	306%	1.04%	0%	0.09
As at October 19, 2017 (date of conversion)	242%	0.99%	0%	0.07
As at October 24, 2017 (date of conversion)	257%	1.00%	0%	0.05
As at October 31, 2017 (date of conversion)	279%	0.99%	0%	0.04

February 24, 2017 convertible debenture
As at April 30, 2017 (mark to market)	389%	0.99%	0%	0.58
As at July 31, 2017 (mark to market)	286%	1.07%	0%	0.33
As at October 31, 2017 (market to market)	284%	0.99%	0%	0.08

April 21, 2017 convertible debenture
As at April 30, 2017 (mark to market)	367%	1.07%	0%	0.73
As at June 12, 2017 (date of conversion)	351%	1.09%	0%	0.61
As at June 20, 2017 (date of conversion)	345%	1.14%	0%	0.59
As at June 23, 2017 (date of conversion)	347%	1.10%	0%	0.58
As at June 30, 2017 (date of conversion)	354%	1.14%	0%	0.56
As at July 7, 2017 (date of conversion)	360%	1.14%	0%	0.54
As at July 14, 2017 (date of conversion)	364%	1.12%	0%	0.52
As at July 19, 2017 (date of conversion)	329%	1.12%	0%	0.51
As at July 26, 2017 (date of conversion)	327%	1.14%	0%	0.49
As at July 31, 2017 (mark to market)	327%	1.13%	0%	0.48
As at September 7, 2017 (date of conversion)	328%	1.05%	0%	0.37
As at September 12, 2017 (date of conversion)	293%	1.03%	0%	0.36

April 28, 2017 convertible debenture
As at April 30, 2017 (mark to market)	366%	1.07%	0%	0.75
As at May 4, 2017 (date of conversion)	379%	1.11%	0%	0.74
As at May 8, 2017 (date of conversion)	382%	1.12%	0%	0.73
As at May 10, 2017 (date of conversion)	391%	1.13%	0%	0.72
As at May 16, 2017 (date of conversion)	388%	1.04%	0%	0.71
As at May 26, 2017 (date of conversion)	388%	1.08%	0%	0.68
As at May 31, 2017 (date of conversion)	394%	1.08%	0%	0.67
As at June 8, 2017 (date of conversion)	391%	1.11%	0%	0.64

May 9, 2017 convertible debenture
As at May 9, 2017 (issuance date)	385%	1.04%	0%	0.75

As at July 31, 2017 (mark to market)	321%	1.13%	0%	0.53
As at October 31, 2017 (market to market)	320%	0.99%	0%	0.28

June 28, 2017 convertible debenture
As at June 28, 2017 (issuance date)	379%	1.12%	0%	0.75
As at July 31, 2017 (mark to market)	331%	1.13%	0%	0.66
As at October 31, 2017 (market to market)	287%	1.28%	0%	0.41

July 19, 2017 convertible debenture
As at July 19, 2017 (issuance date)	352%	1.23%	0%	1
As at July 31, 2017 (mark to market)	352%	1.23%	0%	0.97
As at October 31, 2017 (market to market)	326%	1.28%	0%	0.72

September 19, 2017 convertible debenture
As at September 19, 2017 (issuance date)	343%	1.19%	0%	0.75
As at October 31, 2017 (market to market)	295%	1.28%	0%	0.64

September 28, 2017 convertible debenture
As at September 28, 2017 (issuance date)	362%	1.31%	0%	1
As at October 31, 2017 (market to market)	331%	1.43%	0%	0.91

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2017	1,082,050
Derivative loss due to new issuances	277,793
Debt discount	196,366
Adjustment for conversion	(835,840)
Mark to market adjustment at October 31, 2017	(220,811)

Balance, October 31, 2017	499,558

7.Common Shares

During the six months ended October 31, 2017, the Company issued an aggregate of 8,182,189 post-split common shares upon the conversion of $214,667 of convertible debentures and $54,083 of accrued interest, as noted in Note 5.

On November 17, 2017, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares.  The impact of the reverse stock split has been applied on a retroactive basis for all periods presented.

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

9.Subscriptions Receivable

As at October 31, 2017, 9,000 (April 30, 2017 – 9,000) common shares with a fair value of $13,410 (April 30, 2017 - $13,410) has been issued in excess of the original consulting agreements in error. The agreements are discussed in Note 10. Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the amount receivable has been recorded in subscription receivable. Refer to Note 10.

10.Commitments

On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:

i)10% commission on all net revenues derived by the Company through the consultant in the first year;

ii)5% commission on all net revenues derived by the Company through the consultant in years two and three;

iii)1,800 common shares payable on the date of the agreement (see Note 9);

iv)1,800 common shares payable on February 26, 2016 (see Note 9);

v)1,800 common shares payable on August 26, 2017 (see Note 9); and

vi)1,800 common shares payable on February 26, 2018 (see Note 9).

Either party may terminate the agreement by providing written thirty days’ notice.

As at October 31, 2017, no commission has been earned, paid, or accrued.

11.Subsequent Events

(a) On November 8, 2017, the Company issued 544,000 common shares for the conversion of $8,028 of convertible debenture and $132 of accrued interest, as noted in Note 5(d).

(b) On November 14, 2017, the Company issued 572,000 common shares for the conversion of $5,634 of convertible debenture and $86 of accrued interest, as noted in Note 5(d).

(c) On November 16, 2017, the Company issued 600,000 common shares for the conversion of $5,884 of convertible debenture and $26 of accrued interest, as noted in Note 5(d).

(d) On November 20, 2017, the Company issued 630,000 common shares for the conversion of $3,105 of convertible debenture and $45 of accrued interest, as noted in Note 5(d).

(e) On November 17, 2017, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares.  The impact of the reverse stock split has been applied on a retroactive basis.

(f)On November 18, 2017, the Company received $30,000 for the second tranche of a convertible note agreement finalized on September 19, 2017.  Refer to Note 5(k).

12.Revision of Prior Year Financial Statements

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2017 $	April 30, 2017 $
		(revised)
Current Assets	44,287	57,391
Current Liabilities	953,731	1,606,676
Working Capital (Deficit)	(909,444)	(1,549,285)

Cash Flows

	October 31, 2017 $	October 31, 2016 $
Cash Flows used in Operating Activities	(167,800)	(130,425)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	158,000	142,844
Net increase (decrease) in Cash During Period	(9,800)	12,419

Operating Revenues

For the three and six months ended October 31, 2017, the Company earned revenues of $16,800 and $27,900 respectively compared with $19,433 and $31,000 for the three and six month periods ended October 31, 2016 related to the sale of online fraud protection services.  Overall, revenues were consistent on a year-to-year basis.

The Company had gross profit of $7,110 for the three months ended October 31, 2017 compared to gross profit of $8,250 for the three months ended October 31, 2016.  For the six months ended October 31, 2017, the Company had a gross margin of $13,203 compared with $14,150 for the six months ended October 31, 2016.  Overall, the gross margins were consistent within periods as there were no significant changes in the Company’s operations or costs.

Operating Expenses and Net Income (Loss)

Three Months Ended October 31, 2017 and 2016

For the three months ended October 31, 2017, the Company incurred operating expenses of $109,537 compared to $111,253 during the three months ended October 31, 2016.  Operating expenses were consistent on a period-to-period basis with an increased general and administrative fees and management fees which corresponded with a decrease in consulting fees, as the Company relied less on consultants in order to keep operating costs in-house.  There was also an increase in professional fees of $6,639 due to increases in accounting, audit, and legal expenses.

During the three months ended October 31, 2017, the Company recorded a net loss of $380,217 compared to $309,241 during the three months ended October 31, 2016.  In addition to revenues and operating expenses, the Company incurred a loss of $190,734 during the three months ended October 31, 2017 relating to the change in fair value of the derivative liability and $87,056 for interest and accretion expense on the Company’s outstanding loans.  During the three months ended October 31, 2016, the Company recorded a loss of $197,529 for change in fair value of the derivative liability and interest and accretion expense of $8,709, as the Company had more debt financing during 2017 as compared to the same period in 2016.

Six Months Ended October 31, 2017 and 2016

For the six months ended October 31, 2017, the Company incurred operating expenses of $289,487 compared to $198,085 for the six months ended October 31, 2016.  The increase in operating expenses was due to an increase in general and administrative fees of $37,181 and management fees of $23,860 due to higher day-to-day operating costs that were borne partly by a decrease in the use of consultants and consulting expense of $13,817 during the period.  Furthermore, the Company incurred an increase in professional fees of $44,178 due to increases in accounting, audit, and legal fees with respect to the overall increase in business activity.

During the six months ended October 31, 2017, the Company recorded a net loss of $464,749 compared to $636,442 during the six months ended October 31, 2016.  In addition to revenues and operating expenses, the Company incurred a loss of $56,982 during the six months ended October 31, 2017 relating to the change in fair value of the derivative liability and $131,483 for interest and accretion expense on the Company’s outstanding loans.  During the six months ended October 31, 2016, the Company recorded a loss of $13,094 for change in fair value of the derivative liability and interest and accretion expense of $434,908 along with a loss of $4,505 for the settlement of debt.

The Company had a loss per share of $0.07 for the six months ended October 31, 2017 compared to a loss per share of $1.67 for the six months ended October 31, 2016 after accounting for the retroactive application of a reverse stock split on a basis of 1 new common share for every 100 old common share which was approved and finalized in November 2017.

Liquidity and Capital Resources

As at October 31, 2017, the Company had cash of $7,354 and total assets of $44,287 compared to cash of $17,154 and total assets of $57,391 at April 30, 2017.  The decrease in cash and total assets were due to the use of cash for operating activities and the expense of prepaid expense items during the six months ended October 31, 2017.  The decreases were offset by an increase in accounts receivable, which was due to timing difference between the billing of services and the timing of collection.

As at October 31, 2017, the Company had total liabilities of $953,731 compared to $1,606,676 at April 30, 2017.  The decrease in total liabilities is due to a decrease in convertible debenture of $135,386 as a number of the convertible debenture amounts were converted during the period, and a decrease in derivative liability of $582,492.  The decreases were offset by an increase in accounts payable of $64,933 due to lack of sufficient cash flow for the company to pay outstanding obligations as they became due.

As at October 31, 2017, the Company had a working capital deficit of $909,444 compared with a working capital deficit of $1,549,285 as at April 30, 2017.  The decrease in working capital deficit was due to a decrease in total liabilities from the decrease in convertible debentures and derivative liabilities.

In November 2017, the Company finalized a reverse stock split on a basis of 1 new common share for every 100 old common shares, which has been applied on a retroactive basis.

Cash Flow from Operating Activities

During the period ended October 31, 2017, the Company used $167,800 of cash for operating activities as compared to $130,425 during the six months ended October 31, 2016.  The increase in the use of cash for operating activities was due to increased operations in the current year as compared to prior year, due in part to more proceeds received from financing activities which allowed the Company to disburse more cash for operating activities during the period.

Cash Flow from Investing Activities

During the six months ended October 31, 2017 and 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended October 31, 2017, the Company received $158,000 of net cash from financing activities from the issuance of convertible debentures. During the six months ended October 31, 2016, the Company received $170,000 from the issuance of convertible debentures, $10,000 from issuance of notes payable, and the repayment of $37,156 of related party payables.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on August 18, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: December 20, 2017	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2017	/s/ Rob Sargent
By: Rob Sargent Its: Director