Form 10-Q
period 2018-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2018-03-26
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

 (Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

385 South 300 East

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

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of March 23, 2018 there were 31,080,437 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2018

Condensed Consolidated Balance Sheets (unaudited)2

Condensed Consolidated Statements of Operations (unaudited)3

Condensed Consolidated Statements of Cash Flows (unaudited)4

Notes to the Condensed Consolidated Interim Financial Statements (unaudited)5

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2018 $	April 30, 2017 $
	(unaudited)	(revised)
ASSETS
Current Assets
Cash	22,274	17,154
Accounts receivable, net of allowance for doubtful accounts of $7,245 and $9,893, respectively	5,051	1,773
Prepaid expense	15,189	38,464
Total Assets	42,514	57,391

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	349,617	268,105
Due to related parties	20,070	–
Convertible debentures, net of unamortized discount of $260,129 and $76,644, respectively	57,517	224,405
Notes payable	32,116	32,116
Derivative liability	548,742	1,082,050
Total Liabilities	1,008,062	1,606,676

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares	500	500
Common stock – 5,000,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
17,568,373 and 2,738,069 shares, respectively	17,568	2,738
Subscriptions receivable	(13,410)	(13,410)
Additional paid-in capital	3,606,623	2,375,136
Accumulated deficit	(4,576,829)	(3,914,249)
Total Stockholders’ Deficit	(965,548)	(1,549,285)

Total Liabilities and Stockholders’ Deficit	42,514	57,391

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2018 $	For the three months ended January 31, 2017 $	For the nine months ended January 31, 2018 $	For the nine months ended January 31, 2017 $
Revenues	13,950	22,497	41,850	53,497
Cost of services	8,624	3,927	23,321	20,777
Gross Margin	5,326	18,570	18,529	32,720
Operating Expenses
Consulting fees	46,271	25,204	153,454	146,204
General and administrative	6,099	18,237	72,380	47,337
Management fees	32,477	–	56,337	–
Professional fees	13,250	106,906	105,413	154,891
Total Operating Expenses	98,097	150,347	387,584	348,432
Net Operating Loss	(92,771)	(131,777)	(369,055)	(315,712)
Other Income (Expenses)
Gain (Loss) on change in fair value of derivative liability	(81,473)	159,869	(138,455)	(275,039)
Interest expense	(23,587)	(41,116)	(155,070)	(54,210)
Gain (loss) on settlement of debt	–	121	–	(4,384)
Total Other Income (Expenses)	(105,060)	118,874	(293,525)	(333,633)
Net loss	(197,831)	(12,903)	(662,580)	(649,345)
Net Loss Per Share, Basic and Diluted	(0.01)	(0.03)	(0.07)	(1.55)
Weighted Average Shares Outstanding – Basic and Diluted	14,665.433	491,525	9,076,843	418,407

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2018 $	For the nine months ended January 31, 2017 $
Operating Activities
Net loss	(662,580)	(649,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	78,881	35,643
Bad debts	(2,649)	–
Expenses paid by related party	20,070	–
Loss (gain) on change in fair value of derivative liability	138,455	275,039
Loss on settlement of debt	–	4,384
Shares issued for consulting fees	–	154,840
Changes in operating assets and liabilities:
Accounts receivable	(629)	(21,794)
Prepaid expense	23,275	(43,236)
Accounts payable and accrued liabilities	192,297	59,195
Net Cash Used In Operating Activities	(212,880)	(185,274)

Financing Activities
Proceeds from convertible debenture	218,000	219,500
Proceeds from notes payable	–	10,000
Repayment on related party payable	–	(38,156)
Net Cash Provided by Financing Activities	218,000	191,344
Increase (Decrease) in Cash	5,120	6,070
Cash – Beginning of Period	17,154	323
Cash – End of Period	22,274	6,393

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	1,246,072	167,042
Debt discount on convertible notes and debt issuance costs	262,366	149,250

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2018, the Company has not recognized significant revenue, has a working capital deficit of $965,548, and has an accumulated deficit of $4,576,829. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2018, the Company had 113,614,036(April 30, 2017 – 5,691,592) potentially dilutive common shares outstanding.

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

3.Related Party Transactions

As at January 31, 2018, the Company owed $20,070 (April 30, 2017 - $nil) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the nine months ended January 31, 2018, the Company incurred $36,267 (2017 - $nil) in management fees to the President and Director of the Company.

4. Notes Payable

(a) As at January 31, 2018, the Company owed $4,616 (April 30, 2017 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500.  During the year ended April 30, 2015, the Company issued 360,000 shares of common stock for the conversion of $2,920.  During the year ended April 30, 2016, the Company issued 18,500 shares of common stock for the conversion of $8,772 of the note.  During the year ended April 30, 2017, the Company issued 101,790 shares of common stock for the conversion of $16,889 of the note. During the nine months ended January 31, 2018, the Company issued 256,937 shares of common stock for the conversion of $8,919 of the note and $6,418 of accrued interest. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $8,919).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 1,277 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 918 shares of common stock for the conversion of $188 of the note and $19 of accrued interest.  During the nine months ended January 31, 2018, the Company issued 1,314,451 common shares for the conversion of $38,477 of the note and $10,545 of accrued interest.  As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $38,477).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. During the year ended April 30, 2017, the Company issued 766,800 shares of common stock for the conversion of $48,508 of the note and $4,757 of accrued interest. During the nine months ended January 31, 2018, the Company issued 481,298 shares of common stock for the conversion of $8,242 of the note and $15,056 of accrued interest. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $7,367), and the unamortized total discount was $nil (April 30, 2017 - $875).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the nine months ended January 31, 2018, the Company issued 8,559,000 common shares for the conversion of $82,720 of the note and $29,870 of accrued interest and penalties.  As at January 31, 2018, the carrying value of the note was $22,280 (April 30, 2017 - $29,231), and the unamortized total discount was $nil (April 30, 2017 - $75,769).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at January 31, 2018, the carrying value of the note was $33,000 (April 30, 2017 - $33,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the nine months ended January 31, 2018, the Company issued 2,366,131 shares of common stock for the conversion of $57,411 of the note and $1,342 of accrued interest. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $57,411).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the nine months ended January 31, 2018, the Company issued 1,055,371 shares of common stock for the conversion of $50,000 of the note. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $50,000).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at January 31, 2018, the carrying value of the note was $1,062 (April 30, 2017 - $nil), and the unamortized total discount was $35,388 (April 30, 2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the nine months ended January 31, 2018, the Company issued 797,115 common shares for the conversion of $3,188 of accrued interest, penalties, and financing costs.  As at January 31, 2018, the carrying value of the note was $1,069 (April 30, 2017 - $nil), and the unamortized total discount was $56,181 (April 30, 2017 - $nil).

(j)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lessor of 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at January 31, 2018, the carrying value of the note was $81 (April 30, 2017 - $nil), and the unamortized total discount was $33,252 (April 30, 2017 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of January 31, 2018 and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back end note.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

(k)On September 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000, which was the first tranche of a convertible debenture totaling $102,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to  50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2018, the carrying value of the note was $19 (April 30, 2017 - $nil), and the unamortized total discount was $35,981 (April 30, 2017 - $nil).

(l)On September 28, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on September 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at January 31, 2018, the carrying value of the note was $6 (April 30, 2017 - $nil), and the unamortized total discount was $33,327 (April 30, 2017 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of January 31, 2018 and at the date of filing, no proceeds have been received on the back end note.

(m)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the second tranche of the September 19, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the  50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $33,000 (April 30, 2017 - $nil).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

(n)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the final tranche of the September 19, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2018, the carrying value of the note was $nil (April 30, 2017 - $nil), and the unamortized total discount was $33,000 (April 30, 2017 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2018, the Company recorded a loss on the change in fair value of derivative liability of $138,455 (January 31, 2017 – loss of $275,039). As at January 31, 2018, the Company recorded a derivative liability of $548,742 (April 30, 2017 -$1,082,050).

The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended January 31, 2018 and April 30, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
May 21, 2014 convertible debenture
As at April 30, 2017 (mark to market)	353%	1.07%	0%	0.81
As at May 2, 2017 (date of conversion)	354%	1.08%	0%	0.81
As at May 22, 2017 (date of conversion)	384%	1.12%	0%	0.75

May 23, 2014 convertible debenture
As at April 30, 2017 (mark to market)	245%	0.68%	0%	0.06
As at July 31, 2017 (mark to market)	365%	1.23%	0%	0.81
As at September 13, 2017 (date of conversion)	353%	1.16%	0%	0.69
As at September 20, 2017 (date of conversion)	330%	1.20%	0%	0.68
As at September 22, 2017 (date of conversion)	333%	1.19%	0%	0.67
As at September 29, 2017 (date of conversion)	334%	1.20%	0%	0.65

July 21, 2016 convertible debenture
As at April 30, 2017 (mark to market)	512%	0.98%	0%	0.98
As at May 3, 2017 (date of conversion)	364%	1.10%	0%	0.97
As at May 5, 2017 (date of conversion)	357%	1.10%	0%	0.96
As at May 17, 2017 (date of conversion)	355%	1.08%	0%	0.93
As at June 12, 2017 (date of conversion)	366%	1.19%	0%	0.86

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability (continued)

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
February 13, 2017 convertible debenture
As at April 30, 2017 (mark to market)	394%	0.99%	0%	0.54
As at July 31, 2017 (mark to market)	300%	1.07%	0%	0.29
As at October 4, 2017 (date of conversion)	421%	1.00%	0%	0.11
As at October 6, 2017 (date of conversion)	400%	1.03%	0%	0.10
As at October 11, 2017 (date of conversion)	306%	1.04%	0%	0.09
As at October 19, 2017 (date of conversion)	242%	0.99%	0%	0.07
As at October 24, 2017 (date of conversion)	257%	1.00%	0%	0.05
As at October 31, 2017 (date of conversion)	279%	0.99%	0%	0.04
As at November 8, 2017 (date of conversion)	177%	1.05%	0%	0.01
As at November 14, 2017 (date of conversion)	294%	1.26%	0%	0.33
As at November 16, 2017 (date of conversion)	304%	1.27%	0%	0.33
As at November 20, 2017 (date of conversion)	310%	1.30%	0%	0.31
As at November 22, 2017 (date of conversion)	331%	1.29%	0%	0.31
As at November 30, 2017 (date of conversion)	388%	1.27%	0%	0.29
As at December 21, 2017 (date of conversion)	407%	1.35%	0%	0.23
As at December 26, 2017 (date of conversion)	407%	1.47%	0%	0.21
As at January 29, 2018 (date of conversion)	539%	1.28%	0%	0.12
As at January 31, 2018 (date of conversion)	529%	1.43%	0%	0.12

February 24, 2017 convertible debenture
As at April 30, 2017 (mark to market)	389%	0.99%	0%	0.58
As at July 31, 2017 (mark to market)	286%	1.07%	0%	0.33
As at October 31, 2017 (market to market)	284%	0.99%	0%	0.08
As at January 31, 2018 (market to market)	359%	1.90%	0%	0.83

April 21, 2017 convertible debenture
As at April 30, 2017 (mark to market)	367%	1.07%	0%	0.73
As at June 12, 2017 (date of conversion)	351%	1.09%	0%	0.61
As at June 20, 2017 (date of conversion)	345%	1.14%	0%	0.59
As at June 23, 2017 (date of conversion)	347%	1.10%	0%	0.58
As at June 30, 2017 (date of conversion)	354%	1.14%	0%	0.56
As at July 7, 2017 (date of conversion)	360%	1.14%	0%	0.54
As at July 14, 2017 (date of conversion)	364%	1.12%	0%	0.52
As at July 19, 2017 (date of conversion)	329%	1.12%	0%	0.51
As at July 26, 2017 (date of conversion)	327%	1.14%	0%	0.49
As at July 31, 2017 (mark to market)	327%	1.13%	0%	0.48
As at September 7, 2017 (date of conversion)	328%	1.05%	0%	0.37
As at September 12, 2017 (date of conversion)	293%	1.03%	0%	0.36

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability (continued)

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
April 28, 2017 convertible debenture
As at April 30, 2017 (mark to market)	366%	1.07%	0%	0.75
As at May 4, 2017 (date of conversion)	379%	1.11%	0%	0.74
As at May 8, 2017 (date of conversion)	382%	1.12%	0%	0.73
As at May 10, 2017 (date of conversion)	391%	1.13%	0%	0.72
As at May 16, 2017 (date of conversion)	388%	1.04%	0%	0.71
As at May 26, 2017 (date of conversion)	388%	1.08%	0%	0.68
As at May 31, 2017 (date of conversion)	394%	1.08%	0%	0.67
As at June 8, 2017 (date of conversion)	391%	1.11%	0%	0.64

May 9, 2017 convertible debenture
As at May 9, 2017 (issuance date)	385%	1.04%	0%	0.75
As at July 31, 2017 (mark to market)	321%	1.13%	0%	0.53
As at October 31, 2017 (market to market)	320%	0.99%	0%	0.28
As at January 31, 2018 (market to market)	452%	1.46%	0%	0.28

June 28, 2017 convertible debenture
As at June 28, 2017 (issuance date)	379%	1.12%	0%	0.75
As at July 31, 2017 (mark to market)	331%	1.13%	0%	0.66
As at October 31, 2017 (market to market)	287%	1.28%	0%	0.41
As at January 4, 2018 (date of conversion)	474%	1.43%	0%	0.23
As at January 31, 2018 (market to market)	483%	1.46%	0%	0.16

July 19, 2017 convertible debenture
As at July 19, 2017 (issuance date)	352%	1.23%	0%	1
As at July 31, 2017 (mark to market)	352%	1.23%	0%	0.97
As at October 31, 2017 (market to market)	326%	1.28%	0%	0.72
As at January 31, 2018 (market to market)	413%	1.66%	0%	0.47

September 19, 2017 convertible debenture
As at September 19, 2017 (issuance date)	343%	1.19%	0%	0.75
As at October 31, 2017 (market to market)	295%	1.28%	0%	0.64
As at January 31, 2018 (market to market)	408%	1.66%	0%	0.39

September 28, 2017 convertible debenture
As at September 28, 2017 (issuance date)	362%	1.31%	0%	1
As at October 31, 2017 (market to market)	331%	1.43%	0%	0.91
As at January 31, 2018 (market to market)	363%	1.66%	0%	0.66

November 8, 2017 convertible debenture
As at November 8, 2017 (issuance date)	322%	1.53%	0%	0.75
As at January 31, 2018 (market to market)	394%	1.66%	0%	0.52

December 26, 2017 convertible debenture
As at December 26, 2017 (issuance date)	339%	1.75%	0%	0.75
As at January 31, 2018 (market to market)	364%	1.66%	0%	0.66

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability (continued)

A summary of the activity of the derivative liability is shown below:

$
Balance, April 30, 2017	1,082,050
Derivative loss due to new issuances	378,522
Debt discount	262,366
Adjustment for conversion	(934,129)
Mark to market adjustment at January 31, 2018	(240,067)

Balance, January 31, 2018	548,742

7.Common Shares

During the nine months ended January 31, 2018, the Company issued an aggregate of 14,830,304 common shares with a fair value of $1,231,487 upon the conversion of $254,238 of convertible debentures and $57,951 of accrued interest, as noted in Note 5.

On November 17, 2017, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares.  The impact of the reverse stock split has been applied on a retroactive basis.

8.Preferred Shares

Authorized: 10,000,000 preferred shares with a par value of $0.001 per share

Convertible Preferred Series A stock

On April 18, 2017, the Company designated 500,000 shares of preferred stock as Series A. The holders of Series A preferred shares are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred shares is convertible into 100 post-split common shares (one pre-split common share). Each holder of Series A preferred shares is entitled to cast 10,000 votes for every one Series A preferred share held.

9.Subscriptions Receivable

As at January 31, 2018, 9,000 (April 30, 2017 – 9,000) common shares with a fair value of $13,410 (April 30, 2017 - $13,410) has been issued in excess of the original consulting agreements in error. The agreements are discussed in Note 10. Due to the fact that the shares were issued in error and that the Company intends on cancelling these shares, the amount receivable has been recorded in subscription receivable. Refer to Note 10.

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

iv)1,800 common shares payable on February 26, 2016 (see Note 9);

v)1,800 common shares payable on August 26, 2017 (see Note 9); and

vi)1,800 common shares payable on February 26, 2018 (see Note 9).

Either party may terminate the agreement by providing written thirty days’ notice.  As at January 31, 2018, no commission has been earned, paid, or accrued.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

11.Revision of Prior Year Financial Statements

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

11.Revision of Prior Year Financial Statements (continued)

Consolidated Statement of Cash Flows

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$
Operating Activities
Net loss for the year	(2,292,458)	169,700	(2,122,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	(1,549,642)	169,700	(1,379,942)

12.Subsequent Events

(a)On February 5, 2018, the Company issued 875,770 common shares for the conversion of $1,645 of convertible debenture and $107 of accrued interest, as noted in Note 5(j).

(b)On February 7, 2018, the Company issued 800,000 common shares for the conversion of $300 of accrued interest and $500 of conversion fees, as noted in Note 5(i).

(c)On February 12, 2018, the Company issued 960,000 common shares for the conversion of $1,111 of convertible debenture and $137 of accrued interest, as noted in Note 5(d).

(d)On February 13, 2018, the Company issued 1,007,696 common shares for the conversion of $1,179 of convertible debenture and $81 of accrued interest, as noted in Note 5(j).

(e)On February 16, 2018, the Company issued 1,008,100 common shares for the conversion of $508 of accrued interest and $500 of conversion fees, as noted in Note 5(i).

(f)On February 22, 2018, the Company issued 1,108,345 common shares for the conversion of $1,138 of convertible debenture and $81 of accrued interest, as noted in Note 5(j).

(g)On February 23, 2018, the Company issued 1,100,000 common shares for the conversion of $1,134 of convertible debenture and $76 of accrued interest, as noted in Note 5(d).

(h)On February 27, 2018, the Company issued 1,218,900 common shares for the conversion of $1,073 of convertible debenture, $465 of accrued interest, and $500 of conversion fees, as noted in Note 5(i).

(i)On March 5, 2018, the Company issued 1,270,000 common shares for the conversion of $1,346 of convertible debenture and $51 of accrued interest, as noted in Note 5(d).

(j)On March 6, 2018, the Company issued 1,343,127 common shares for the conversion of $1,374 of convertible debenture and $103 of accrued interest, as noted in Note 5(j).

(k)On March 9, 2018, the Company issued 1,410,100 common shares for the conversion of $158 of convertible debenture, $188 of accrued interest, and a $500 conversion fee, as noted in Note 5(i).

(l)On March 15, 2018, the Company issued 1,410,000 common shares for the conversion of $1,010 of convertible debentures and accrued interest of $47, as noted in Note 5(d).

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2018 $	April 30, 2017 $
		(revised)
Current Assets	42,514	57,391
Current Liabilities	1,008,062	1,606,676
Working Capital (Deficit)	(965,548)	(1,549,285))

Cash Flows

	January 31, 2018 $	January 31, 2017 $
Cash Flows used in Operating Activities	(212,880)	(185,274)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	218,000	191,344
Net increase (decrease) in Cash During Period	5,120	6,070

Operating Revenues

For the three and nine months ended January 31, 2018, the Company earned revenues of $13,950 and $41,850 respectively compared with $22,497 and $53,497 for the three and nine month periods ended January 31, 2017 related to the sale of online fraud protection services.  Overall, revenues were slightly lower in the current year due to the fact that the Company only has two main customers compared to three main customers in the prior year.

The Company had gross profit of $5,326 for the three months ended January 31, 2018 compared to gross profit of $18,570 for the three months ended January 31, 2017.  The decrease is due to the fact that the Company only had two customers for the current year compared to five customers in the prior year and the overall margins that the Company earned on its customers were less than prior year.  For the nine months ended January 31, 2018, the Company had a gross margin of $18,529 compared with $32,720 for the nine months ended January 31, 2017.  Overall, the gross margins were slightly lower compared to prior year as the Company incurs costs in GBP, which increased in value relative to the Company’s reporting currency (US dollars).

Operating Expenses and Net Loss

Three Months Ended January 31, 2018 and 2017

For the three months ended January 31, 2018, the Company incurred operating expenses of $98,097 compared to $150,347 during the three months ended January 31, 2017.  The decrease in operating expenses is due to a decrease of $93,656 in professional fees related to the issuance of 6,000,000 common shares with a fair value of $89,400 for legal fees in the prior year.  The decrease was offset by an increase of $21,067 in consulting fees and $32,477 in management fees as the Company used more consultants and commenced management fees during fiscal 2018.

During the three months ended January 31, 2018, the Company recorded a net loss of $197,831 compared to $12,903 during the three months ended January 31, 2017.  In addition to revenues and operating expenses, the Company incurred a loss of $81,473 during the three months ended January 31, 2018 relating to the change in fair value of the derivative liability and $23,587 for interest and accretion expense on the Company’s outstanding loans.  During the three months ended January 31, 2017, the Company recorded a gain of $159,869 for the change in fair value of the derivative liability offset by interest and accretion expense of $41,116.

Nine Months Ended January 31, 2018 and 2017

For the nine months ended January 31, 2018, the Company incurred operating expenses of $387,584 compared to $348,432 for the nine months ended January 31, 2017.  The increase in operating expenses was due to an increase in general and administrative fees of $25,043 and management fees of $56,337 due to higher day-to-day operating costs.  The increase was offset by a decrease in professional fees of $49,478 due to the issuance of 6,000,000 common shares in the prior year for legal fees with a fair value of $89,400.  Outside of the one-time cost for legal fees, there was an overall increase in professional fees due in part to added complexity in the Company’s operations which require additional time and cost for accounting and audit services.

During the nine months ended January 31, 2018, the Company recorded a net loss of $662,580 compared to $649,345 during the nine months ended January 31, 2017.  In addition to revenues and operating expenses, the Company incurred a loss of $138,455 during the nine months ended January 31, 2018 relating to the change in fair value of the derivative liability and $155,070 for interest and accretion expense on the Company’s outstanding loans.  During the nine months ended January 31, 2018, the Company recorded a loss of $275,039 for change in fair value of the derivative liability and interest and accretion expense of $54,210 along with a loss of $4,384 for the loss on settlement of debt.

The Company had a loss per share of $0.07 for the nine months ended January 31, 2018 compared to a loss per share of $1.55 for the nine months ended January 31, 2017 after accounting for the retroactive application of a reverse stock split on a basis of 1 new common share for every 100 old common share which was approved and finalized in November 2017.

Liquidity and Capital Resources

As at January 31, 2018, the Company had cash of $22,274 and total assets of $42,514 compared to cash of $17,154 and total assets of $57,391 at April 30, 2017.  Overall, there was an increase in cash due to proceeds received from the issuance of convertible debentures for which the cash has not been completely spent, and due to timing differences on the receipt of cash from financing activities and the repayment of outstanding accounts payable and accrued liabilities.  The decrease in total assets were due to the use of cash for operating activities and the expense of prepaid expense items during the nine months ended January 31, 2018.  The decreases were offset by an increase in accounts receivable, which was due to timing difference between the billing of services and the timing of collection.

As at January 31, 2018, the Company had total liabilities of $1,008,062 compared to $1,606,676 at April 30, 2017.  The decrease in total liabilities is due to a decrease in convertible debenture of $166,888 as a number of the convertible debenture amounts were converted during the period, and a decrease in derivative liability of $533,308.  The decreases were offset by an increase in accounts payable of $81,512 due to lack of sufficient cash flow for the company to pay outstanding obligations as they became due.

As at January 31, 2018, the Company had a working capital deficit of $965,548 compared with a working capital deficit of $1,549,285 as at April 30, 2017.  The decrease in working capital deficit was due to a decrease in total liabilities from the decrease in convertible debentures due to conversion into common shares and the fair value of the derivative liabilities.

In November 2017, the Company finalized a reverse stock split on a basis of 1 new common share for every 100 old common shares, which has been applied on a retroactive basis.

Cash Flow from Operating Activities

During the nine months ended January 31, 2018, the Company used $212,880 of cash for operating activities as compared to $185,274 during the nine months ended January 31, 2017.  The increase in the use of cash for operating activities was due to increased operations in the current year as compared to prior year, due in part to more proceeds received from financing activities which allowed the Company to disburse more cash for operating activities during the period.

Cash Flow from Investing Activities

During the nine months ended January 31, 2018 and 2017, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended January 31, 2018, the Company received $218,000 of net cash from financing activities from the issuance of convertible debentures. During the nine months ended January 31, 2017, the Company received $219,500 from the issuance of convertible debentures, $10,000 from issuance of notes payable, and the repayment of $38,156 of related party payables.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K/A as filed with the SEC on August 18, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3. 1	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3. 2	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31. 1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31. 2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 26, 2018	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 26, 2018	By: Rob Sargent
Its: Director