Form 10-K
period 2018-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2019-08-02
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2018

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer [  ]                                                                          Accelerated Filer  [  ]

 Non-Accelerated Filer [X]                                                                             Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2017 was $505,313 based upon the price ($0.05) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of July 31, 2019, there were 107,425,524 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

Table of Contents

ITEM 1.    BUSINESS4

ITEM 1A.  RISK FACTORS7

ITEM 1B.  UNRESOLVED STAFF COMMENTS7

ITEM 2.  PROPERTIES7

ITEM 3.  LEGAL PROCEEDINGS7

ITEM 4.  MINE SAFETY DISCLOSURES7

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES8

ITEM 6.   SELECTED FINANCIAL DATA9

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.15

ITEM 9A.  CONTROLS AND PROCEDURES.15

ITEM 9B.  OTHER INFORMATION.16

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.17

ITEM 11.  EXECUTIVE COMPENSATION20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.21

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.23

ITEM 15.   EXHIBITS.24

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

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated in the State of Nevada on February 24, 2010, under the name Appiphany Technologies Holdings Corp. On May 1, 2010, we entered into a Share Exchange Agreement (the "SEA") with Appiphany Technologies Corp. ("ATC"), a company incorporated in British Columbia, Canada in June 2009, pursuant to which we acquired all of the issued and outstanding shares of ATC in exchange for 15,000 shares of the Company's common stock.  On January 14, 2016, we acquired certain assets and accounts from Media Convergence

Group, LLC in exchange for 200,000 shares of the Company's common stock.

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

The Global Landscape in Counterfeiting and Piracy

Counterfeit, diverted, and gray-market products are flooding the marketplace due to globalization, brand promotion and the increased use of product licensing. It is estimated to be 1.7 Trillion Dollars in cross-border trade according to the International Anti-Counterfeiting Coalition. This is the case with virtually any high-demand and highly-recognized product that is distributed beyond its primary market without a unified, global pricing structure.

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

We have created a business model that assembles companies that has a proven track record (performance, longevity and revenues) in their specific silo or portfolio. We have a well-designed integrated platform.  It will maximize revenues in each separate portfolio and create several new high-income streams that are only possible with globally positioned, full service Brand Management portfolio integration.  The opportunity for an immediate and significant market share of this Brand Management/Brand Protection (BM/BP) sector is viable and highly profitable.

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

We began trading on the OTC Markets in December 2012.  The following table sets forth the high and low prices for our common stock per quarter as reported by the OTC Markets based on our fiscal year end April 30, 2018 and 2017.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2018	High	Low
First Quarter (May 1, 2017 – Jul. 31, 2017)	0.62	0.05
Second Quarter (Aug. 1, 2017 – Oct. 31, 2017)	0.38	0.03
Third Quarter (Nov. 1, 2017 – Jan. 31, 2018)	0.05	0.0099
Fourth Quarter (Feb. 1, 2018 – Apr. 30, 2018)	0.0121	0.0012

Fiscal Year 2017	High	Low
First Quarter (May 1, 2016 – Jul. 31, 2016)	0.0225	0.0051
Second Quarter (Aug. 1, 2016 – Oct. 31, 2016)	0.034	0.0101
Third Quarter (Nov. 1, 2016 – Jan. 31, 2017)	0.019	0.0025
Fourth Quarter (Feb. 1, 2017 – Apr. 30, 2017)	0.0084	0.0011

  Record Holders

As of July 31, 2019, 107,425,524 shares of our common stock were issued and outstanding and were owned by approximately 41 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2018, the Company issued an aggregate of 60,128,290 common shares with a fair value of $1,506,541 upon the conversion of $280,481 of convertible debentures, $61,531 of accrued interest and $3,500 in conversion fees.  The foregoing securities were in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2018 $	April 30, 2017 $
Current Assets	23,799	57,391
Current Liabilities	1,548,135	1,606,676
Working Capital (Deficit)	(1,524,336)	(1,549,285)

Cash Flows

	April 30, 2018 $	April 30, 2017 $
Cash Flows used in Operating Activities	(225,025)	(265,683)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	218,000	282,514
Net increase (decrease) in Cash During Period	(7,025)	16,831

Operating Revenues

During the years ended April 30, 2018 and 2017, the Company recorded revenues of $41,850 and $50,304, respectively.

Operating Expenses and Net Loss

During the year ended April 30, 2018, the Company recorded operating expenses of $469,327 compared with $484,314 for the year ended April 30, 2017.  The decrease in operating expenses of $14,987 was relatively consistent from prior year but included an increase in management fees of $44,241 offset by a decrease in consulting fees of $11,313 as the Company relied less on consulting costs and incurred more management fees for its continuing operations.  There was also a decrease in professional fees of $57,298 as the Company incurred less legal and audit fees when compared to the previous year but was offset by an increase of $9,383 in general and administrative expense for an increase in day-to-day activities.

Net loss for the year ended April 30, 2018 was $1,495,002 compared with $2,122,758 during the year ended April 30, 2017.  In addition to the increase in operating expenses, the Company recorded a $601,635 loss on the change in fair value of derivative liability and interest and debt discount accretion expense of $277,325 related to the outstanding convertible notes payable, and loss on settlement of debt of $143,244 related to the conversion of the convertible notes payable.  During the year ended April 30, 2017, the Company recorded a $1,379,942 loss on the change in fair value of derivative liability, $181,681 of interest and debt discount accretion expense, and $105,009 loss on settlement of debt.  The decrease in the net loss during the current year was due to a smaller loss on the change in the fair value of the derivative liability of $778,307 which was offset by an increase in interest and debt discount accretion expense of $95,644 due to an increase in the total face value of convertible notes and debt discount accretion compared to the prior year.

For the year ended April 30, 2018, the Company recorded a loss per share of $0.10 per share compared with a loss per share of $2.97 per share for the year ended April 30, 2017.

Liquidity and Capital Resources

As of April 30, 2018, the Company's total asset balance was $23,799, compared to $57,391 for the year ended April 30, 2017. The decrease in total assets was due a decrease in cash of $7,025 due to the use of cash and a decrease in prepaid expense of $29,845.

As of April 30, 2018, the Company had total liabilities of $1,548,135 compared with total liabilities of $1,606,676 as at April 30, 2017. The decrease in total liabilities was due to a decrease in derivative liability of $153,798, a decrease in convertible debentures of $61,100, offset by an increase in accounts payable and accrued liabilities of $156,357 as the Company had limited cash flows for day-to-day expenditures.

As of April 30, 2018, the Company had a working capital deficit of $1,524,336 compared with $1,549,285 as of April 30, 2017.  The decrease in working capital deficit was due to a decrease in the derivative liability of $153,798 and convertible debenture of $61,100 offset by an increase in accounts payable and accrued liabilities of $156,357 as the Company continues to finance its operations with debt financing.

Cash Flows from Operating Activities

During the year ended April 30, 2018, the Company used $225,025 of cash for operating activities compared with $265,683 of cash for operating activities during the year ended April 30, 2017. The decrease in cash used for operating activities was due to a decrease in the amount of debt financing received to support day-to-day operations as the Company relies on debt or equity financing as a gauge to determine use of cash for operating activities.

Cash Flows from Investing Activities

During the years ended April 30, 2018 and 2017, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the year ended April 30, 2018, the Company received $218,000 of cash from financing activities from issuance of convertible debentures compared to $282,514 received during the year ended April 30, 2017 which included $332,500 from convertible debentures, $12,500 from notes payable and offset by repayment of $62,486 of related party payables.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Years Ended April 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Appiphany Technologies Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. (“the Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

Salt Lake City, UT

August 2, 2019

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2018 $	April 30, 2017 $
		(revised)
ASSETS
Current Assets
Cash	10,129	17,154
Accounts receivable, net of allowance for doubtful accounts of $7,245 and $9,893, respectively	5,051	1,773
Prepaid expense	8,619	38,464
Total Assets	23,799	57,391

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	424,462	268,105
Convertible debenture, net of unamortized discount of $150,098 and $76,644, respectively	163,305	224,405
Notes payable	32,116	32,116
Derivative liability	928,252	1,082,050
Total Liabilities	1,548,135	1,606,676

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: authorized, issued and outstanding:
500,000 shares	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding: 62,866,359 and 2,738,069 shares, respectively	62,874	2,738
Subscriptions receivable	–	(13,410)
Additional paid-in capital	3,821,541	2,375,136
Accumulated deficit	(5,409,251)	(3,914,249)
Total Stockholders’ Deficit	(1,524,336)	(1,549,285)
Total Liabilities and Stockholders’ Deficit	23,799	57,391

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2018 $	Year ended April 30, 2017 $
		(revised)

Revenues	41,850	50,304
Cost of services	(23,321)	(22,116)

Gross Margin	18,529	28,188

Operating Expenses

Consulting fees	210,933	222,246
General and administrative	88,019	78,636
Management fees	56,337	12,096
Professional fees	114,038	171,336

Total Operating Expenses	469,327	484,314

Net Operating Loss	(450,798)	(456,126)

Other Expenses

Loss on change in fair value of derivative liability	(601,635)	(1,379,942)
Interest expense	(299,325)	(181,681)
Loss on settlement of debt	(143,244)	(105,009)

Total Other Expenses	(1,044,204)	(1,666,632)

Net loss	(1,495,002)	(2,122,758)

Deemed dividend related to issuance of Series A Preferred Stock	–	(48,786)

Net Loss Attributable to Common Shareholders	(1,495,002)	(2,073,972)
Net Loss Per Share, Basic and Diluted	(0.10)	(2.97)
Weighted Average Shares Outstanding – Basic and Diluted	14,711,528	697,553

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2016 (revised)	–	–	337,985	338	–	1,315,278	(1,791,491)	(475,875)

Shares issued upon conversion of notes payable	–	–	2,269,584	2,270	–	951,118	–	953,388

Shares issued for services	–	–	135,500	135	(13,410)	174,235	–	160,960

Preferred shares issued in exchange for common shares cancelled	500,000	500	(5,000)	(5)	–	(495)	–	–

Commitment fee	–	–	–	–	–	(65,000)	–	(65,000)

Net loss	–	–	–	–	–	–	(2,122,758)	(2,122,758)

Balance – April 30, 2017	500,000	500	2,738,069	2,738	(13,410)	2,375,136	(3,914,249)	(1,549,285)

Shares issued upon conversion of notes payable	–	–	60,128,290	60,136	–	1,446,405	–	1,506,541

Cancellation of subscriptions receivable	–	–	–	–	13,410	–	–	13,410

Net loss	–	–	–	–	–	–	(1,495,002)	(1,495,002)

Balance – April 30, 2018	500,000	500	62,866,359	62,874	–	3,821,541	(5,409,251)	(1,524,336)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2018 $	Year ended April 30, 2017 $
		(revised)
Operating Activities
Net loss	(1,495,002)	(2,122,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	188,912	148,600
Bad debts	–	9,894
Loss (gain) on change in fair value of derivative liability	601,635	1,379,942
Loss (gain) on settlement of debt	143,245	105,009
Shares issued for consulting fees	–	160,960
Write off of subscriptions receivable	13,410	–
Default and conversion fees	25,000	–
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	(10,663)
Prepaid expense	29,845	(38,464)
Accounts payable and accrued liabilities	271,208	101,797

Net Cash Used In Operating Activities	(225,025)	(265,683)
Financing Activities
Proceeds from convertible debenture	218,000	332,500
Proceeds from notes payable	–	12,500
Repayment on related party payable	–	(62,486)

Net Cash Provided by Financing Activities	218,000	282,514
Increase (Decrease) in Cash	(7,025)	16,831
Cash – Beginning of Period	17,154	323
Cash – End of Period	10,129	17,154

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	1,350,382	953,338
Convertible debenture issued as commitment fee	–	50,000
Note payable issued as commitment fee	–	15,000
Preferred stock issued for common stock cancelled	–	500
Subscription receivable from excess shares issued to consultants	–	13,410

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2018, the Company has not recognized significant revenue, has a working capital deficit of $1,524,336, and has an accumulated deficit of $5,409,251. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiaries, IP Risk Control Inc., a company incorporated in the State of Nevada, and Appiphany Technologies Corp., a company incorporated in British Columbia, Canada, up through November 18, 2015, when it was dissolved. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

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

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2018 and 2017, the Company had no items representing cash equivalents.

(d)Accounts Receivable

Accounts receivable represents amounts owed from customers for services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of April 30, 2018, the Company had $7,245 (2017 - $9,893) in allowances for doubtful accounts.

(e)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2018, the Company had 569,554,940 (2017 – 5,691,592) potentially dilutive common shares outstanding.

(f)   Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2018, and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value as of April 30, 2018 and 2017 on a recurring basis:

April 30, 2018

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(928,252)	(601,635)
	-	-	(928,252)	(601,635)

April 30, 2017

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,082,050)	(1,379,942)
	-	-	(1,082,050)	(1,379,942)

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

(j)Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.

Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

As of April 30, 2018, and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2015 to 2018. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(k)Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

(l)Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Related Party Transactions

During the year ended April 30, 2018, the Company incurred $56,337 (2017 - $7,096) in management fees to the President and Director of the Company.

4. Notes Payable

(a) As at April 30, 2018, the Company owed $4,616 (2017 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at April 30, 2018, the Company owed $10,000 (2017 – $10,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at April 30, 2018, the Company owed $2,500 (2017 – $2,500) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at April 30, 2018, the Company owed $15,000 (2017 – $15,000) in a note payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital during the year ended April 30, 2017. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $37,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $37,500. During the year ended April 30, 2015, the Company issued 3,600 shares of common stock for the conversion of $2,920. During the year ended April 30, 2016, the Company issued 18,500 shares of common stock for the conversion of $8,772 of the note. During the year ended April 30, 2017, the Company issued 101,790 shares of common stock for the conversion of $16,889 of the note. During the year ended April 30, 2018, the Company issued 256,937 shares of common stock for the conversion of $8,919 of the note and $6,418 of accrued interest. As at April 30, 2018, the carrying value of the note was $nil (2017 - $8,919).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $25,215. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $40,000. During the year ended April 30, 2015, the Company issued 1,277 shares of common stock for the conversion of $1,335 of the note and $69 of accrued interest. During the year ended April 30, 2016, the Company issued 918 shares of common stock for the conversion of $188 of the note and $19 of accrued interest. During the year ended April 30, 2018, the Company issued 1,314,451 shares of common stock for the conversion of $38,477 of the note and $10,545 of accrued interest. As at April 30, 2018, the carrying value of the note was $nil (2017 - $38,477).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $56,750, of which $6,250 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $56,750. During the year ended April 30, 2017, the Company issued 766,800 shares of common stock for the conversion of $48,508 of the note and $4,757 of accrued interest. During the year ended April 30, 2018, the Company issued 481,298 shares of common stock for the conversion of $8,242 of the note and $15,056 of accrued interest. As at April 30, 2018, the carrying value of the note was $nil (2017 - $7,367), and the unamortized total discount was $nil (2017 - $875).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the year ended April 30, 2018, the Company issued 29,327,000 shares of common stock for the conversion of $97,030 of the note and $30,321 of accrued interest. As at April 30, 2018, the carrying value of the note was $7,970 (2017 - $29,231), and the unamortized total discount was $nil (2017 - $75,769).

(e)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and is due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. During the year ended April 30, 2018, the Company incurred a $22,000 default fee on the note. As at April 30, 2018, the carrying value of the note was $55,000 (2017 - $33,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the year ended April 30, 2018, the Company issued 2,366,131 shares of common stock for the conversion of $57,411 of the note and $1,342 of accrued interest. As at April 30, 2018, the carrying value of the note was $nil (2017 - $57,411).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. During the year ended April 30, 2018, the Company issued 1,055,371 shares of common stock for the conversion of $50,000 of the note. As at April 30, 2018, the carrying value of the note was $nil (2017 - $50,000).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at April 30, 2018, the carrying value of the note was $36,450 (2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the year ended April 30, 2018, the Company issued 9,637,404 shares of common stock for the conversion of $340 of the note and $8,874 of accrued interest, penalties, and financing costs.  As at April 30, 2018, the carrying value of the note was $56,910 (2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2018, the Company issued 15,689,698 shares of common stock for the conversion of $11,593 of the note and $928 of accrued interest. As at April 30, 2018, the carrying value of the note was $5,948 (2017 - $nil), and the unamortized total discount was $15,792 (2017 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of April 30, 2018, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2018, the carrying value of the note was $862 (2017 - $nil), and the unamortized total discount was $35,138 (2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at April 30, 2018, the carrying value of the note was $118 (2017 - $nil), and the unamortized total discount was $33,215 (2017 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of April 30, 2018, and at the date of filing, no proceeds have been received on the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2018, the carrying value of the note was $30 (2017 - $nil), and the unamortized total discount was $32,970 (2017 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2018, the carrying value of the note was $17 (2017 - $nil), and the unamortized total discount was $32,983 (2017 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended

April 30, 2018, the Company recorded a loss on the change in fair value of derivative liability of $601,635 (2017 – loss of $1,379,942). As at April 30, 2018, the Company recorded a derivative liability of $928,252 (2017 - $1,082,050).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2016	140,196
Derivative loss due to new issuances	1,827,694
Debt discount	178,500
Adjustment for conversion	(862,290)
Mark to market adjustment at April 30, 2017	(202,050)

Balance, April 30, 2017	1,082,050
Derivative loss due to new issuances	378,522
Debt discount	262,366
Adjustment for conversion	(1,017,798)
Mark to market adjustment at April 30, 2018	223,112

Balance, April 30, 2018	928,252

7.Common Shares

Share Transactions for the Year Ended April 30, 2018

During the year ended April 30, 2018, the Company issued an aggregate of 60,128,290 common shares with a fair value of $1,506,541 upon the conversion of $280,481 of convertible debentures, $61,531 of accrued interest and $3,500 in conversion fees, as noted in Note 5.

On November 17, 2017, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. The impact of the reverse stock split has been applied on a retroactive basis for all periods presented.

Share Transactions for the Year Ended April 30, 2017

During the year ended April 30, 2017, the Company issued an aggregate of 135,500 common shares with a fair value of $174,370 for professional services and consulting fees. Fair value was based on the closing market price on the date of issuance.

During the year ended April 20, 2017, the Company issued an aggregate of 2,269,584 common shares with a fair value of $953,338 upon the conversion of $211,151 of convertible debentures and $9,643 of accrued interest.

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

On April 21, 2017, a company controlled by the President and Director of the Company converted 500,000 common shares to 500,000 shares of Series A preferred shares. The addition of new shares required the Company to fair value the new instrument. The 500,000 Series A preferred shares were deemed to have a fair value of $48,786 based upon the market control premium valuation estimated by management. The incremental value of the fair value of the Series A preferred shares over the carrying value of the previously held common shares at the date of the conversion in the amount of $48,786 is presented on the Statement of Operations as a deemed dividend. Additionally, the Company recorded a reduction to common stock and additional paid-in capital of $500 and recorded $500 in par value to the Convertible Preferred Series A shares.

9.Subscriptions Receivable

As at April 30, 2017, 9,000 common shares with a fair value of $13,410 had been recorded in excess of the original agreements in error. Due to the fact that the shares were issued in error and that the Company intended on cancelling these shares, the amount receivable has been recorded in subscription receivable. During the year ended April 30, 2018, it was determined that the shares were not recoverable, and the amount receivable was written off in full.

10.Commitments

On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:

i)10% commission on all net revenues derived by the Company through the consultant in the first year

ii)5% commission on all net revenues derived by the Company through the consultant in year two and three

iii)180,000 common shares payable on the date of the agreement (see Note 8(d))

iv)180,000 common shares payable on February 26, 2016 (see Note 8(h))

v)180,000 common shares payable on August 26, 2017 (see Note 8(h))

vi)180,000 common shares payable on February 26, 2018 (see Note 8(h))

Either party may terminate the agreement by providing written thirty days’ notice.

As at April 30, 2018 and April 30, 2017, no commission has been earned, paid, or accrued.

11.Revision of Prior Year Financial Statements

While preparing the financial statements for quarterly period ending July 31, 2017, the Company noted that there was an error with the calculation of the conversion price of the February 13, 2017 convertible debenture as described in Note 5(d) and accordingly, has revised its consolidated financial statements as at April 30, 2017 and for the year then ended to reflect the change in fair value of derivative liability during the period and the fair value of the derivative liability as at April 30, 2017. This revision resulted in a decrease to net loss of $169,730 and no change to net loss per share.

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

The impact of the error as at April 30, 2017 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Derivative liability	1,251,750	(169,700)	1,082,050

Total Current Liabilities	1,776,376	(169,700)	1,606,676

Total Liabilities	1,776,376	(169,700)	1,606,676

Stockholders’ Equity

Deficit	(4,083,949)	169,700	(3,914,249)

Total Stockholders’ Equity	(1,718,985)	169,700	(1,549,285)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

Other Income (Expenses)

Loss on change in fair value of derivative liability	(1,549,642)	169,700	(1,379,942)

Total Other Income (Expenses)	(1,836,332)	169,700	(1,666,632)

Net loss for the year	(2,292,458)	169,700	(2,122,758)

Net loss attributable to common shareholders	(2,243,672)	169,700	(2,073,972)

Basic and diluted loss per share	(3.21)	0.24	(2.97)

Consolidated Statement of Stockholders’ Equity

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

Deficit	(4,083,949)	169,700	(3,914,249)

Stockholders’ Equity	(1,718,985)	169,700	(1,549,285)

Consolidated Statement of Cash Flows

	Year ended April 30, 2017
	As previously reported	Adjustment	As revised
	$	$	$

Operating Activities

Net loss for the year	(2,292,458)	169,700	(2,122,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on change in fair value of derivative liability	(1,549,642)	169,700	(1,379,942)

12.   Income Taxes

The Company has $1,960,918 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2018 and 2017 as a result of the following:

	2018 $	2017 $
Net loss before taxes	(1,495,002)	(2,122,758)
Statutory rate	30%	34%
Computed expected tax recovery	(448,501)	(721,738)
Permanent differences and other	280,138	555,408
Effect of change in rate	249,203	–
Change in valuation allowance	(80,840)	166,330
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2018 and 2017 after applying enacted corporate income tax rates are as follows:

	2018 $	2017 $
Net operating losses carried forward	438,822	519,662
Total gross deferred income tax assets	438,822	519,662
Valuation allowance	(438,822)	(519,662)
Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2018, the Company has no uncertain tax positions.

13.   Subsequent Events

Subsequent to the year ended April 30, 2018, the Company has issued a total of 44,559,139 common shares for the conversion of $14,765 of convertible debentures, $4,107 of accrued interest, and $2,500 in conversion fees.

On February 19, 2019, Mr. Sargent entered into a Stock Purchase Agreement to sell his shares of Series A Preferred Stock, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2018 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.     We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.     We did not maintain appropriate cash controls – As of April 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Rob Sargent	60	President, CEO, CFO, Treasurer & Secretary and Director	(1)

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

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2018, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2018 and 2017:

  Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Sargent (1) President, CEO, CFO, Director, Secretary and Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014.   During the year ended April 30, 2018, Mr. Sargent received no cash or equity compensation.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of April 30, 2018 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of   April 30, 2018, we had 60,014,319 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Media Convergence Group, LLC (3) 1951 Logan Ave. Salt Lake City, UT 84108	195,000	0.32%

Common Stock	Rob Sargent (3) 1951 Logan Ave. Salt Lake City, UT 84108	103750	0.17%

Common Stock	All Officers and Directors as a Group (1 Person)	298,750	0.50%

Series A Preferred Stock	Media Convergence Group, LLC (3) 1951 Logan Ave. Salt Lake City, UT 84108	500,000	100%

Series A Preferred Stock	All Officers and Directors as a Group Stock (1 Person)	500,000	100%

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

(2)Based on 60,014,319 issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of April 30, 2018.

(3)Rob Sargent is the Company's President CEO, CFO, Secretary, Treasurer, and Director.  His beneficial ownership includes 103,750 shares of common stock and 500,000 shares of Series A Preferred stock.

Changes in Control

On February 19, 2019, Mr. Sargent entered into a Stock Purchase Agreement to sell his shares of Series A Preferred Stock, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt.

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

·Obtaining disinterested directors consent; and

·Obtaining shareholder consent where required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2018		Year Ended April 30, 2017
Audit fees		$31,000	$22,350
Audit-related fees		$0	$0
Tax fees		$0	$0
All other fees	$		$0
Total		$31,000	$22,350

Audit Fees

During the fiscal year ended April 30, 2018, we incurred approximately $31,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2018.

During the fiscal year ended April 30, 2017, we incurred approximately $22,350 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: August 2, 2019	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 2, 2019	/s/ Rob Sargent
Rob Sargent - Director