Form 10-Q
period 2018-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2019-08-28
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

☐  Yes      ☒   No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒   No

As of August 27, 2019, there were 130,208,466 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended July 31, 2018

Condensed Consolidated Balance Sheets (unaudited)4

Condensed Consolidated Statements of Operations (unaudited)5

Condensed Consolidated Statement of Stockholder’s Deficit (unaudited)6

Condensed Consolidated Statements of Cash Flows (unaudited)7

Notes to the Condensed Consolidated Interim Financial Statements (unaudited)8

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2018 $	April 30, 2018 $
	(unaudited)
ASSETS

Current Assets

Cash	5,499	10,129
Accounts receivable, net of allowance for doubtful accounts of $0 and $7,245, respectively	-	5,051
Prepaid expense	1,828	8,619

Total Assets	7,327	23,799

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	432,228	424,462
Convertible debenture, net of unamortized discount of $95,617 and $150,098, respectively	203,021	163,305
Notes payable	32,116	32,116
Derivative liability	483,685	928,252

Total Liabilities	1,151,050	1,548,135

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share Convertible Preferred Series A: Issued and outstanding: 500,000 shares, respectively	500	500

Common stock – 5,000,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 107,425,498 and 62,866,359 shares, respectively	107,425	62,866

Additional paid-in capital	3,831,706	3,821,549

Accumulated deficit	(5,083,354)	(5,409,251)

Total Stockholders’ Deficit	(1,143,723)	(1,524,336)

Total Liabilities and Stockholders’ Deficit	7,327	23,799

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2018 $	For the three months ended July 31, 2017 $

Revenues	-	11,100
Cost of services	-	5,007

Gross Margin	-	6,093

Operating Expenses

Bad debt	5,051	-
Consulting fees	6,791	57,491
General and administrative	8,384	39,147
Professional fees	-	65,223
Management fees	-	18,089

Total Operating Expenses	20,226	179,950

Net Operating Loss	(20,226)	(173,857)

Other Income (Expense)

Gain (Loss) on change in fair value of derivative liability	402,247	133,752
Interest expense	(65,101)	(44,427)
Gain on extinguishment of debt	8,977	-

Total Other Income (Expense)	346,123	89,325

Net Income (Loss)	325,897	(84,532)

Net Income (Loss) Per Share, Basic	0.00	(0.03)
Net Income (Loss) per Share, Diluted	(0.00)	(0.03)
Weighted Average Shares Outstanding – Basic	85,157,688	3,322,026
Weighted Average Shares Outstanding – Diluted	896,582,668	3,322,026

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

						Additional
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2017	500,000	500	2,738,069	2,738	(13,410)	2,375,136	(3,914,249)	(1,549,285)

Shares issued upon conversion of notes payable	-	-	3,779,607	3,780	-	642,640	-	646,420

Net loss	-	-	-	-	-	-	(84,532)	(84,532)

Balance – July 31, 2017	500,000	500	6,517,676	6,518	-	3,017,776	(3,998,781)	(987,397)

						Additional
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance - April 30, 2018	500,000	500	62,866,359	62,866	-	3,821,549	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	-	-	44,559,139	44,559	-	10,157	-	54,716

Net income	-	-	-	-	-	-	325,897	325,897

Balance - July 31, 2018	500,000	500	107,425,498	107,425	-	3,831,706	(5,083,354)	(1,143,723)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2018 $	For the three months ended July 31, 2017 $

Operating Activities

Net income (loss)	325,897	(84,532)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	54,481	24,894
Bad debts	5,051	(2,649)
Penalties related to conversion of convertible note	2,500
Gain on change in fair value of derivative liability	(402,247)	(133,752)
Gain on settlement of debt	(8,977)	-

Changes in operating assets and liabilities:

Accounts receivable	-	(3,115)
Prepaid expense	6,791	8,109
Accounts payable and accrued liabilities	11,874	96,213

Net Cash Used In Operating Activities	(4,630)	(94,832)

Financing Activities

Proceeds from convertible debenture	–	107,500

Net Cash Provided by Financing Activities	-	107,500

Increase (decrease) in Cash	(4,630)	12,668

Cash – Beginning of Period	10,129	17,154

Cash – End of Period	5,499	29,822

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	54,716	646,420
Debt discount on convertible debentures	-	127,033

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

1.Nature of Operations and Continuance of Business

Appiphany Technologies Holdings Corp. (the “Company”) was incorporated in the State of Nevada on February 24, 2010. Currently, the Company is in the business of online fraud protection services.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2018, the Company has not recognized significant revenue, has a working capital deficit of $1,143,723, and has an accumulated deficit of $5,083,354. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2018. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2018, the Company had 811,425,000 (April 30, 2018 – 569,554,940) potentially dilutive common shares outstanding.  Diluted EPS was calculated based on net income less interest expense and change in fair value of derivative liabilities.

(d)Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard did not have a material impact on the Company´s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Related Party Transactions

During the three months ended July 31, 2018, the Company incurred $nil (2018 - $56,337) in management fees to the President and Director of the Company.

4. Notes Payable

(a) As of July 31, 2018, the Company owed $4,616 (April 30, 2018 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

4. Notes Payable (continued)

(b)As of July 31, 2018, the Company owed $10,000 (April 30, 2018 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As of July 31, 2018, the Company owed $2,500 (April 30, 2018 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As of July 31, 2018, the Company owed $15,000 (April 30, 2018 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

5.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the year ended April 30, 2018, the Company issued 29,327,000 shares of common stock for the conversion of $97,030 of the note and $30,321 of accrued interest. As of July 31, 2018, the carrying value of the note was $7,970 (April 30, 2018 - $7,970).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.During the year ended April 30, 2018, the Company incurred a $22,000 default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As of July 31, 2018, the carrying value of the note was $55,000 (April 30, 2018 - $55,000).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5. Convertible Debentures (continued)

(c)Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As of July 31, 2018, the carrying value of the note was $36,450 (April 30, 2018 - $36,450).

(d)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the year ended April 30, 2018, the Company issued 9,637,404 shares of common stock for the conversion of $340 of the note and $8,874 of accrued interest, penalties, and financing costs. During the three months ended July 31, 2018, the Company issued 16,793,000 shares of common stock for the conversion of $1,569 of the note,$2,712  of accrued interest and $2,500 of conversion penalties. As of July 31, 2018, the carrying value of the note was $55,341 (April 30, 2018 - $56,910).

(e)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2018, the Company issued 15,689,698 shares of common stock for the conversion of $11,593 of the note and $928 of accrued interest. During the three months ended July 31, 2018, the Company issued 27,766,139 shares of common stock for the conversion of $13,196 of the note and $1,395 of   accrued interest. As of July 31, 2018, the carrying value of the note was $8,544 (April 30, 2018 - $5,948), and the unamortized total discount was $nil (April 30, 2018 - $15,792).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of July 31. 2018 and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5. Convertible Debentures (continued)

(f)On September 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000, which was the first tranche of a convertible debenture totaling $102,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As of July 31, 2018, the carrying value of the note was $36,000 (April 30, 2018 - $862), and the unamortized total discount was $nil (April 30, 2018 - $35,138).

(g)  On September 28, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and is due on September 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As of July 31, 2018, the carrying value of the note was $1,960 (April 30, 2018 - $118), and the unamortized total discount was $31,373 (April 30, 2018 - $33,215).

Included in the convertible debenture agreement is a back end note for up to $33, 333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above). As of July 31, 2018, and at the date of filing, no proceeds have been received on the back-end note.

(h)  On November 8, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the second tranche of the September 19, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As of July 31, 2018, the carrying value of the note was $999 (April 30, 2018 - $30), and the unamortized total discount was $32,001 (April 30, 2018 - $32,970).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5. Convertible Debentures (continued)

(i) On December 26, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the final tranche of the September 19, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As of July 31, 2018, the carrying value of the note was $757 (April 30, 2018 - $17), and the unamortized total discount was $32,243 (April 30, 2018 - $32,983).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2018, the Company recorded a gain on the change in fair value of derivative liability of $402,247 (2017 – $133,752). As of July 31, 2018, the Company recorded a derivative liability of $483,685 (April 30, 2018 - $928,252).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2018	928,252
Adjustment for conversion	(42,320)
Mark to market adjustment at July 31, 2018	(402,247)

Balance, July 31, 2018	483,685

7.Common Shares

During the three months ended July 31, 2018, the Company issued an aggregate of 44,559,139 common shares with a fair value of $54,716 upon the conversion of $14,765 of convertible debentures, $42,320 of derivative liabilities, $4,108 of accrued interest, and $2,500 in conversion fees resulting in a gain on settlement of debt of $8,977.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

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

9.Commitments

On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:

i)10% commission on all net revenues derived by the Company through the consultant in the first year;

ii)5% commission on all net revenues derived by the Company through the consultant in years two and three;

iii)1,800 common shares payable on the date of the agreement;

iv)1,800 common shares payable on February 26, 2016;

v)1,800 common shares payable on August 26, 2017; and

vi)1,800 common shares payable on February 26, 2018.

Either party may terminate the agreement by providing written thirty days’ notice.

As of July 31, 2018, the Company has issued 1,800 common shares to each consultant and has $1,828 (April 30, 2018 - $8,619) of prepaid expenses remaining relating to the consulting agreements.  During the three months ended July 31, 2018 and 2017, there has been no commissions earned, paid, or accrued in relation to these consulting agreements.

10.Subsequent Events

(a)On February 19, 2019, Mr. Sargent entered into a Stock Purchase Agreement to sell his shares of Series A Preferred Stock, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt.

(b)Subsequent to July 31, 2018, the Company issued 22,782,942 common shares upon the conversion of $2,885 of convertible debentures, $10,008 of accrued interest, and $1,000 of conversion fee penalties.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2018 $	April 30, 2018 $
	(unaudited)
Current Assets	7,327	23,799
Current Liabilities	1,151,050	1,548,135
Working Capital (Deficit)	(1,143,723)	(1,524,336)

Cash Flows

	July 31, 2018 $	July 31,2017 $
Cash Flows used in Operating Activities	(4,630)	(94,832)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	-	107,500
Net increase (decrease) in Cash During Period	(4,630)	12,668

Operating Revenues

For the three months ended July 31, 2018, the Company earned revenues of $nil compared with $11,100 during the three months ended July 31, 2017 from the sale of online fraud protection services.  The Company had gross profit of $nil for the three months ended July 31, 2018 compared to $6,093 for the three months ended July 31, 2017.  The decrease in gross profit was due to the fact that the Company did not have any further revenue sales during the current year.

Operating Expenses and Net Income (Loss)

For the three months ended July 31, 2018, the Company incurred operating expenses of $20,226 compared to $179,950 during the three months ended July 31, 2017.  The decrease in operating expenses was due to the fact that the Company decreased its level of operating activity during the current period as it contemplated further financing and restructuring of its current operations.  As such, there were significant declines in consulting fees, professional fees, and management fees, as well as a decrease in general and administration fees.

During the three months ended July 31, 2018, the Company recorded a net income of $325,897 compared to a net loss of $84,532 during the three months ended July 31, 2017.  In addition to operating expenses, the Company recorded a gain on the change in the fair value of the derivative liability of $402,247, a gain on extinguishment of debt of $8,977 relating to the issuance of common shares to settle outstanding convertible notes and was offset by interest expense of $65,101.  During the period ended July 31, 2017, the Company recorded a gain on the change in fair value of derivative liability of $133,752 offset by interest expense of $44,427.  The gain on the change in fair value of derivative liability was due to a decrease in the share price and the spread between the conversion price and the fair value of the common shares as of July 31, 2018 and 2017 as compared to April 30, 2018 and 2017.

The Company recorded income per share of $0.00 on both a basic and diluted basis during the three months ended July 31, 2018 compared to basic and diluted loss per share of $0.03 during the three months ended July 31, 2017.

Liquidity and Capital Resources

As of July 31, 2018, the Company had cash of $5,499 and total assets of $7,327 compared to cash of $10,129 and total assets of $23,799 at April 30, 2018.  The decrease in cash and total assets was due to the fact that the Company did not receive any proceeds from operations or funding from investing or financing activities during the period to support operating expenditures.  Furthermore, the Company recognized the period expenses relating to the prepaid common shares issued to five consultants in fiscal 2017 and recorded a loss of $5,051 for the non-collection of outstanding accounts receivable.

As of July 31, 2018, the Company had total liabilities of $1,151,050 compared to $1,548,135 at April 30, 2018.  The decrease in total liabilities is due to a decrease in derivative liability of $444,567 offset by an increase in convertible debenture of $39,716 (due to accretion of debt discount), and $7,766 in accounts payable and accrued liabilities as the Company did not have sufficient cash flow to pay outstanding obligations as they became due.

As of July 31, 2018, the Company had a working capital deficit of $1,143,723 compared with a working capital deficit of $1,524,336 as of April 30, 2018.  The decrease in working capital deficit was due to a decrease in total liabilities due to the decrease in derivative liability.

Cash Flow from Operating Activities

During the period ended July 31, 2018, the Company used $4,630 of cash for operating activities as compared to $94,832 during the three months ended July 31, 2017.  The decrease in the use of cash for operating activities was due to the fact that the Company had minimal operations during the current period and had limited cash balances which limited the amount of cash used for operating activities.

Cash Flow from Investing Activities

During the periods ended July 31, 2018 and 2017, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended July 31, 2018, the Company did not have any financing activities.  During the period ended July 31, 2017, the Company received $107,500 of net cash from financing activities which was from the issuance of convertible debentures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard did not have a material impact on the Company´s consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 2, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: August 28, 2019	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 28, 2019	By: Rob Sargent
Its: Director