Form 10-Q
period 2019-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2019-10-15
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

☐  Yes   ☒   No

As of October 3, 2019, there were 166,070,751 shares of the registrant's $0.001 par value common stock issued and outstanding.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.*

Table of Contents

PART I - FINANCIAL INFORMATION4

ITEM 1.  CONDENSED FINANCIAL STATEMENTS4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK18

ITEM 4.  CONTROLS AND PROCEDURES18

PART II - OTHER INFORMATION19

ITEM 1.  LEGAL PROCEEDINGS.19

ITEM 1A.  RISK FACTORS.19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.19

ITEM 4.  MINE SAFETY DISCLOSURES.19

ITEM 5.  OTHER INFORMATION.19

ITEM 6.  EXHIBITS20

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended January 31, 2019

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2019 $	April 30, 2018 $
	(unaudited)
ASSETS

Current Assets

Cash	3,177	10,129
Accounts receivable, net of allowance for doubtful accounts of $nil and $7,245, respectively	–	5,051
Prepaid expense	–	8,619

Total Assets	3,177	23,799

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	461,149	424,462
Convertible debenture, net of unamortized discount of $nil and $150,098, respectively	301,971	163,305
Notes payable	32,116	32,116
Derivative liability	555,044	928,252

Total Liabilities	1,350,280	1,548,135

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500

Common stock – 5,000,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
107,425,498 and 62,866,385 shares, respectively	107,425	62,874

Additional paid-in capital	3,831,706	3,821,541

Accumulated deficit	(5,286,734)	(5,409,251)

Total Stockholders’ Deficit	(1,347,103)	(1,524,336)

Total Liabilities and Stockholders’ Deficit	3,177	23,799

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2019 $	For the three months ended January 31, 2018 $	For the nine months ended January 31, 2019 $	For the nine months ended January 31, 2018 $

Revenues	–	13,950	–	41,850
Cost of services	–	8,624	–	23,321

Gross Margin	–	5,326	–	18,529

Operating Expenses

Bad debt	–	–	5,051	–
Consulting fees	–	46,271	8,619	153,454
General and administrative	(1,734)	6,099	11,687	72,380
Management fees	–	32,477	–	56,337
Professional fees	–	13,250	–	105,413

Total Operating Expenses	(1,734)	98,097	25,357	387,584

Net Operating Income (Loss)	1,734	(92,771)	(25,357)	(369,055)

Other Income (Expenses)

Gain (loss) on change in fair value of derivative liability	(67,058)	(81,473)	330,888	(138,455)
Interest expense	(15,699)	(23,587)	(191,991)	(155,070)
Gain on settlement of debt	–	–	8,977	–

Total Other Income (Expenses)	(82,757)	(105,060)	147,874	(293,525)

Net Income (loss)	(81,023)	(197,831)	122,517	(662,580)
Net income (loss) per share, basic	(0.00)	(0.01)	0.00	(0.07)
Net income (loss) per share, diluted	(0.00)	(0.01)	0.00	(0.07)
Weighted average shares outstanding, basic	107,425,498	14,665,433	100,002,912	9,076,843
Weighted average shares outstanding, diluted	107,425,498	14,665,433	1,085,580,787	9,076,843

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

Three months ended January 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2017	500,000	500	10,920,258	10,920	3,471,544	(4,378,998)	(909,444)

Shares issued upon conversion of notes payable	–	–	6,648,115	6,648	135,079	–	141,727

Net loss	–	–	–	–	–	(197,831)	(197,381)

Balance – January 31, 2018	500,000	500	17,568,373	17,568	3,606,623	(4,576,829)	(965,548)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2018	500,000	500	107,425,498	107,425	3,831,706	(5,205,711)	(1,266,080)

Net loss	–	–	–	–	–	(81,023)	(81,023)

Balance – January 31, 2019	500,000	500	107,425,498	107,425	3,831,706	(5,286,734)	(1,347,103)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

Nine months ended January 31, 2019 and 2018

						Additional
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2017	500,000	500	2,738,069	2,738	(13,410)	2,375,136	(3,914,249)	(1,549,285)

Shares issued upon conversion of notes payable	–	–	14,830,304	14,830	–	1,231,487	–	1,246,317

Net loss	–	–	–	–	–	–	(662,580)	(662,580)

Balance – January 31, 2018	500,000	500	17,568,373	17,568	(13,410)	3,606,623	(4,576,829)	(965,548)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2018	500,000	500	62,886,359	62,886	3,821,549	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	–	–	44,559,139	44,559	10,157	–	54,716

Net income	–	–	–	–	–	122,517	122,517

Balance – January 31, 2019	500,000	500	107,425,498	107,425	3,831,706	(5,286,734)	(1,347,103)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2019 $	For the nine months ended January 31, 2018 $

Operating Activities

Net income (loss)	122,517	(662,580)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	150,098	78,881
Bad debts	5,051	(2,649)
Expenses paid by related party	–	20,070
Conversion penalties related to conversion of convertible note	5,833	–
Loss (gain) on change in fair value of derivative liability	(330,888)	138,455
Gain on settlement of debt	(8,977)	–

Changes in operating assets and liabilities:

Accounts receivable	–	(629)
Prepaid expense	8,619	23,275
Accounts payable and accrued liabilities	40,795	192,297

Net Cash Used In Operating Activities	(6,952)	(212,880)

Financing Activities

Proceeds from convertible debentures	–	218,000

Net Cash Provided by Financing Activities	–	218,000

Increase (decrease) in Cash	(6,952)	5,120

Cash – Beginning of Period	10,129	17,154

Cash – End of Period	3,177	22,274

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Common stock issued for conversion of convertible debentures	54,716	1,246,072
Debt discount on convertible debentures	–	262,366

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2019, the Company has not recognized significant revenue, has a working capital deficit of $1,347,103, and has an accumulated deficit of $5,286,734. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(c)Basic and Diluted Net Income (Loss) per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2019, the Company had 985,577,875 (April 30, 2018 – 569,554,940) potentially dilutive common shares outstanding.  Diluted EPS was calculated based on net income less interest expense and change in fair value of derivative liabilities.

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

3.Related Party Transactions

During the period ended January 31, 2019, the Company incurred $nil (2018 - $56,337) in management fees to the President and Director of the Company.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

4. Notes Payable

(a) As at January 31, 2019, the Company owed $4,616 (April 30, 2018 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on October 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at January 31, 2019, the Company owed $10,000 (April 30, 2018 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on October 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at January 31, 2019, the Company owed $2,500 (April 30, 2018 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and is due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at January 31, 2019, the Company owed $15,000 (April 30, 2018 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the year ended April 30, 2018, the Company issued 29,327,000 shares of common stock for the conversion of $97,030 of the note and $30,321 of accrued interest. As at January 31, 2019, the carrying value of the note was $7,970 (April 30, 2018 - $7,970).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at January 31, 2019, the carrying value of the note was $55,000 (April 30, 2018 - $55,000).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at January 31, 2019, the carrying value of the note was $36,450 (April 30, 2018 - $36,450).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the year ended April 30, 2018, the Company issued 9,637,404 shares of common stock for the conversion of $340 of the note and $8,874 of accrued interest, penalties, and financing costs. During the three months ended January 31, 2019, the Company issued 16,793,000 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at January 31, 2019, the carrying value of the note was $55,341 (April 30, 2018 - $56,910).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2018, the Company issued 15,689,698 shares of common stock for the conversion of $11,593 of the note and $928 of accrued interest. During the nine months ended January 31, 2019, the Company issued 27,766,139 shares of common stock for the conversion of $13,196 of the note and $1,395 of accrued interest. As at January 31, 2019, the carrying value of the note was $8,544 (April 30, 2018 - $5,948), and the unamortized total discount was $nil (April 30, 2018 - $15,792).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of January 31, 2019, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On October 4, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000, which was the first tranche of a convertible debenture totaling $102,000 (the “October 4, 2017 Agreement”). Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

(f)Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2019, the carrying value of the note was $36,000 (April 30, 2018 - $862), and the unamortized total discount was $nil (April 30, 2018 - $35,138).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. As at January 31, 2019, the carrying value of the note was $36,666 (April 30, 2018 - $118), and the unamortized total discount was $nil (April 30, 2018 - $33,215).  During the period ended January 31, 2019, the Company recorded a $3,333 principal penalty.

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above). As of January 31, 2019, and at the date of filing, no proceeds have been received on the back-end note.

(h) On November 8, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the second tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2019, the carrying value of the note was $33,000 (April 30, 2018 - $30), and the unamortized total discount was $nil (April 30, 2018 - $32,970).

(i) On December 26, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the final tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2019, the carrying value of the note was $33,000 (April 30, 2018 - $17), and the unamortized total discount was $nil (April 30, 2018 - $32,983).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2019, the Company recorded a gain on the change in fair value of derivative liability of $330,888 (2017 – loss of $138,455). As at January 31, 2019, the Company recorded a derivative liability of $555,044 (April 30, 2018 - $928,252).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2018	928,252
Adjustment for conversion	(42,320)
Mark to market adjustment at January 31, 2019	(330,888)

Balance, January 31, 2019	555,044

7.Common Shares

During the nine months ended January 31, 2019, the Company issued an aggregate of 44,559,139 common shares with a fair value of $54,716 upon the conversion of $14,765 of convertible debentures, $4,130 of accrued interest, $2,500 in conversion fees, and $42,320 of derivative liabilities resulting in a gain on settlement of debt of $8,977.

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

As at January 31, 2019, no commission has been earned, paid, or accrued.

10.Subsequent Events

(a)On February 19, 2019, the Chief Executive Officer and Director of the Company entered into a Stock Purchase Agreement to sell his Series A Preferred Stock, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt.

(b)Subsequent to January 31, 2019, the Company issued 58,645,227 common shares upon the conversion of $6,496 of convertible debentures, $18,381 of accrued interest, and $2,500 of conversion fee penalties.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2019 $	April 30, 2018 $
	(unaudited)
Current Assets	3,177	23,799
Current Liabilities	1,350,280	1,548,135
Working Capital (Deficit)	(1,347,103)	(1,524,336)

Cash Flows

	January 31, 2019 $	January 31, 2018 $
Cash Flows used in Operating Activities	(6,952)	(212,880)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	-	218,000
Net increase (decrease) in Cash During Period	(6,952)	5,120

Operating Revenues

For the three and nine months ended January 31, 2019, the Company earned revenues of $nil compared with $13,950 during the three months ended January 31, 2018 and $41,850 during the nine months ended January 31, 2018 from the sale of online fraud protection services.  The Company had gross profit of $5,326 for the three months ended January 31, 2018 and $18,529 for the nine months ended January 31, 2019.  The decrease in gross profit was due to the fact that the Company did not have any revenue sales during the current year.

Operating Expenses and Net Income (Loss)

Three months ended January 31, 2019 and 2018

For the three months ended January 31, 2019, the Company incurred operating expenses of ($1,734) compared to $98,097 during the three months ended January 31, 2018.  The decrease in operating expenses was due to the fact that the Company decreased its level of operating activity during the current period as it contemplated further financing and restructuring of its current operations.  As such, there were significant declines in consulting fees, professional fees, and management fees, as well as a decrease in general and administration fees. The recovery of expenses was due to a gain on foreign exchange.

During the three months ended January 31, 2019, the Company recorded a net loss of $81,023 compared to a net loss of $197,831 during the three months ended January 31, 2018.  In addition to operating expenses, the Company recorded interest expense of $15,699 and a loss on the change in the fair value of the derivative liability of $67,058.  During the period ended January 31, 2018, the Company recorded a loss on the change in fair value of derivative liability of $81,473 and interest expense of $23,587.  The decrease in the loss on change in fair value of derivative liability is due to lower volatility in the Company’s share price and also due to conversion of outstanding balances that resulted in a lower base of outstanding convertible notes.  The decrease in the interest expense is due to conversions of outstanding notes that resulted in a lower face value of debt during the current period compared to the prior period.

The Company recorded loss per share of $0.00 on both a basic and diluted basis during the three months ended January 31, 2019 compared to basic and diluted loss per share of $0.01 during the three months ended January 31, 2018.

Nine months ended January 31, 2019 and 2018

For the nine months ended January 31, 2019, the Company incurred operating expenses of $25,357 compared to $387,584 during the nine months ended January 31, 2018.  The decrease in operating expenses was due to the fact that the Company decreased its level of operating activity during the current period as it contemplated further financing and restructuring of its current operations.  As such, there were significant declines in consulting fees, professional fees, and management fees, as well as a decrease in general and administration fees.

During the nine months ended January 31, 2019, the Company recorded a net income of $122,517 compared to a net loss of $662,580 during the nine months ended January 31, 2018.  In addition to operating expenses, the Company recorded interest expense of $191,991 which was offset by a gain on the change in the fair value of the derivative liability of $330,888, and gain on settlement of debt of $8,977 relating to the conversion of outstanding convertible notes with the issuance of common shares.  During the period ended January 31, 2018, the Company recorded a loss on the change in fair value of derivative liability of $138,455 and interest expense of $155,070.  The variance on the gain (loss) on the change in fair value of derivative liability is due to lower volatility in the Company’s share price in the current year compared to prior year, which resulted in a decrease in the derivative liability balance and a corresponding gain for the change in the fair value of the derivative liability.  The increase in the interest expense is due to the accrual of default interest and penalties on the outstanding convertible notes that were defaulted during the current year.

The Company recorded a net loss per share of $0.00 on both a basic and diluted basis during the nine months ended January 31, 2019 compared to basic and diluted loss per share of $0.07 during the nine months ended January 31, 2018.

Liquidity and Capital Resources

As at January 31, 2019, the Company had cash and total assets of $3,177 compared to cash of $10,129 and total assets of $23,799 at April 30, 2018.  The decrease in cash and total assets was due to the fact that the Company did not receive any proceeds from operations or funding from investing or financing activities during the current period to support operating expenditures.  Furthermore, the Company recognized the period expenses relating to the prepaid common shares issued to five consultants in fiscal 2017 and recorded a loss of $5,051 for the non-collection of outstanding accounts receivable.

As at January 31, 2019, the Company had total liabilities of $1,350,280 compared to $1,548,135 at April 30, 2018.  The decrease in total liabilities is due to a decrease in derivative liability of $373,208 offset by an increase in convertible debenture of $138,666 (due to accretion of debt discount), and $36,687 in accounts payable and accrued liabilities as the Company did not have sufficient cash flow to pay outstanding obligations as they became due.

As at January 31, 2019, the Company had a working capital deficit of $1,347,103 compared with a working capital deficit of $1,524,336 as at April 30, 2018.  The decrease in working capital deficit was due to a decrease in total liabilities due to the decrease in derivative liability.

Cash Flow from Operating Activities

During the nine months ended January 31, 2019, the Company used $6,952 of cash for operating activities as compared to $212,880 during the nine months ended January 31, 2018.  The decrease in the use of cash for operating activities was due to the fact that the Company had minimal operations during the current period and had limited cash balances which limited the amount of cash used for operating activities.

Cash Flow from Investing Activities

During the periods ended January 31, 2019 and 2018, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended January 31, 2019, the Company did not have any financing activities.  During the period ended January 31, 2018, the Company received $218,000 of net cash from financing activities which was from the issuance of convertible debentures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on August 2, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: October 15, 2019	/s/ Rob Sargent
By: Rob Sargent
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2019	By: Rob Sargent
Its: Director