Form 10-K
period 2019-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2020-01-24
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Dated January 23, 2020

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2019

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54524	30-0678378
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6160 Warren Pkwy, Suite 100 Frisco Texas 75034
(Address of principal executive offices) (972) 217-4080
(Registrant's Telephone Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer ☐                                                                          Accelerated Filer  [  ]

 Non-accelerated Filer [X]                                                                             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2018 was $85,701 based upon the price ($0.0008) at which the common stock was last sold as of the last business day of the most recently completed fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of January 20, 2020, there were 174,767,725 shares of the registrant's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

ITEM 1.    BUSINESS5

ITEM 1A.  RISK FACTORS7

ITEM 1B.  UNRESOLVED STAFF COMMENTS7

ITEM 2.  PROPERTIES7

ITEM 3.  LEGAL PROCEEDINGS8

ITEM 4.  MINE SAFETY DISCLOSURES8

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES8

ITEM 6.   SELECTED FINANCIAL DATA9

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.16

ITEM 9A.  CONTROLS AND PROCEDURES.16

ITEM 9B.  OTHER INFORMATION.17

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.18

ITEM 11.  EXECUTIVE COMPENSATION21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.22

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.23

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.24

ITEM 15.   EXHIBITS.25

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

Our Business

ATC commenced operations as a diversified technology company in June of 2009.  The business model later refocused to a global brand protection company. This business model encompassed all areas of protecting "Intellectual Property" of global brand owners through Risk Management, Technology Innovation and Strategic Supply Chain Strategies and focuses on the management and delivery of cost-effective, collaborative and creative strategies to protect the assets of global brands. The Company’s model seeks to improve client ROI through protection of markets, prevention of brand erosion and lost sales resulting in enhanced returns to the bottom line. Specifically, our core focus is online brand protection or internet monitoring. Our web-based platform allows us and our clients to search, identify and take action against illicit, counterfeit, and diverted sales of products purporting to be their product online. This ability to monitor dozens of auction sites worldwide and do product queries in real time is a very significant competitive advantage in the online brand protection market.  Our other offerings include Risk Management Services, Custom App Software Development (Serialization / T & T) and Print Technology services (Forensics, labels and hangtags).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

           Our offices are currently located at 6160 Warren Pkwy, Suite 100, Frisco, Texas 75043, and our telephone number is (972) 217-4080. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

We began trading on the OTC Markets in December 2012.  The following table sets forth the high and low prices for our common stock per quarter as reported by the OTC Markets based on our fiscal year end April 30, 2019 and 2018.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2019	High	Low
First Quarter (May 1, 2018 – Jul. 31, 2018)	0.0022	0.0007
Second Quarter (Aug. 1, 2018 – Oct. 31, 2018)	0.0016	0.0007
Third Quarter (Nov. 1, 2018 – Jan. 31, 2019)	0.0015	0.0008
Fourth Quarter (Feb. 1, 2019 – Apr. 30, 2019)	0.0011	0.0007

Fiscal Year 2018	High	Low
First Quarter (May 1, 2017 – Jul. 31, 2017)	0.62	0.05
Second Quarter (Aug. 1, 2017 – Oct. 31, 2017)	0.38	0.03
Third Quarter (Nov. 1, 2017 – Jan. 31, 2018)	0.05	0.0099
Fourth Quarter (Feb. 1, 2018 – Apr. 30, 2018)	0.0121	0.0012

  Record Holders

As of April 30, 2019, 107,425,498 shares of our common stock were issued and outstanding and were owned by approximately 41 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2019, the Company issued an aggregate of 44,559,139 common shares with a fair value of $54,716 upon the conversion of $14,765 of convertible debentures, $4,130 of accrued interest, $2,500 in conversion fees, and $42,320 of derivative liabilities resulting in a gain on settlement of debt of $8,977.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2019 $	April 30, 2018 $
Current Assets	23,752	23,799
Current Liabilities	2,030,459	1,548,135
Working Capital (Deficit)	(2,006,707)	(1,524,336)

Cash Flows

	April 30, 2019 $	April 30, 2018 $
Cash Flows used in Operating Activities	(16,377)	(225,025)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	30,000	218,000
Net increase (decrease) in Cash During Period	13,623	(7,025)

Operating Revenues

During the years ended April 30, 2019 and 2018, the Company recorded revenues of $0 and $41,850, respectively. This decrease was due to the unavailability of our prior product offering and the anticipated shift to a new industry.

Operating Expenses and Net Loss

During the year ended April 30, 2019, the Company recorded operating expenses of $37,081 compared with $469,327 for the year ended April 30, 2018.  The decrease in operating expenses of $432,246 reflected a decrease in the payment of consulting fees of $202,314, a decrease in general and administrative expenses of $74,005, a decrease in management fees of $56,337 and a decrease in professional fees of $99,590. .   The decreases in operating expenses corresponded with the unavailability of prior product offerings and the anticipated shift to a new industry focus.

Net loss for the year ended April 30, 2019 was $537,087 as compared with $1,495,002 during the year ended April 30, 2018.  In addition to the decrease in operating expenses, the Company recorded a $158,657 loss on the change in fair value of derivative liability, $350,326 in interest, and a gain on settlement of debt of $8,977.  During the year ended April 30, 2018, the Company recorded a $601,635 loss on the change in fair value of derivative liability, $299,325 of interest and debt discount accretion expense, and $143,244 loss on settlement of debt.  The decrease in the net loss during the current year was due largely to a decrease in operating expenses and to a smaller loss with regards to the change in the fair value of the derivative liability of $158,657.

For the year ended April 30, 2019, the Company recorded a loss per share of $0.01 as compared with a loss per share of $0.10 per share for the year ended April 30, 2018.

Liquidity and Capital Resources

As of April 30, 2019, the Company's total asset balance was, $23,752, compared to $23,799 for the year ended April 30, 2018. The decrease in total assets was due to a decrease in accounts receivables in the amount of $5,051, a decrease in the amount prepaid expense of $8,619 and was offset by an increase in cash of $13,623.

As of April 30, 2019, the Company had total liabilities of $2,030,459 compared with total liabilities of $1,548,135 as at April 30, 2018. The increase in total liabilities was due to an increase in convertible debt in the amount of $269,485, an increase in derivative liability of $152,337 and an increase in accounts payable and accrued liabilities of $60,502 as the Company had limited cash flows for day-to-day expenditures.

As of April 30, 2019, the Company had a working capital deficit of $2,006,707 compared with $1,524,336 as of April 30, 2018.  The increase in working capital deficit was due to an increase in the derivative liability of $152,337 and convertible debenture of $269,485.

Cash Flows from Operating Activities

During the year ended April 30, 2019, the Company used $16,377 of cash for operating activities compared with $225,025 of cash for operating activities during the year ended April 30, 2018. The decrease in cash used for operating activities was due to a decrease in the loss on change in fair value of derivative liability, default and conversion fees, original issue discount and prepaid expenses offset by and increase in interested and penalties accrued on convertible debt.

Cash Flows from Investing Activities

During the years ended April 30, 2019 and 2018, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the year ended April 30, 2019, the Company received $30,000 of cash from financing activities from issuance of convertible debentures compared to $218,000 received during the year ended April 30, 2018.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At April 30, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,006,707, and has an accumulated deficit of $5,946,338. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. As at April 30, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,006,707, and has an accumulated deficit of $5,946,338. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Financial Statements

For the Years Ended April 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Appiphany Technologies Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appiphany Technologies Holdings Corp. (“the Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

January 23, 2020

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2019 $	April 30, 2018 $

ASSETS
Current Assets
Cash	23,752	10,129
Accounts receivable, net of allowance of $nil and $7,245, respectively	-	5,051
Prepaid expense	-	8,619
Total Assets	23,752	23,799

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	484,964	424,462
Convertible debenture, net of unamortized discount of $36,000 and $150,098, respectively	432,790	163,305
Notes payable	32,116	32,116
Derivative liability	1,080,589	928,252
Total Liabilities	2,030,459	1,548,135

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share Convertible Preferred Series A: authorized, issued and outstanding: 500,000 shares	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share issued and outstanding: 107,425,498 and 62,866,359 shares, respectively	107,425	62,866
Additional paid-in capital	3,831,706	3,821,549
Accumulated deficit	(5,946,338)	(5,409,251)
Total Stockholders’ Deficit	(2,006,707)	(1,524,336)
Total Liabilities and Stockholders’ Deficit	23,752	23,799

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30,2019 $	Year ended April 30,2018 $

Revenues	-	41,850
Cost of services	-	(23,321)
Gross Margin	-	18,529

Operating Expenses
Consulting fees	8,619	210,933
General and administrative	14,014	88,019
Management fees	-	56,337
Professional fees	14,448	114,038

Total Operating Expenses	37,081	469,327

Net Operating Loss	(37,081)	(450,798)

Other Income (Expense)
Loss on change in fair value of derivative liability	(158,657)	(601,635)
Interest expense	(350,326)	(299,325)
Gain (Loss) on settlement of debt	8,977	(143,244)
Total Other Income (Expense)	(500,006)	(1,044,204)

Net loss	(537,087)	(1,495,002)
Net Loss Per Share, Basic and Diluted	(0.01)	(0.10)
Weighted Average Shares Outstanding – Basic and Diluted	101,812,809	14,711,528

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2017	500,000	500	2,738,069	2,730	(13,410)	2,375,144	(3,914,249)	(1,549,285)

Shares issued upon conversion of notes payable	-	-	60,128,290	60,136	-	1,446,405	-	1,506,541

Cancellation of subscriptions receivable	-	-	-	-	13,410	-	-	13,410

Net loss	-	-	-	-	-	-	(1,495,002)	(1,495,002)

Balance – April 30, 2018	500,000	500	62,866,359	62,866	-	3,821,549	(5,409,251)	(1,524,336)
Shares issued upon conversion of notes payable	-	-	44,559,139	44,559	-	10,157	-	54,716
Net loss	-	-	-	-	-	-	(537,087)	(537,087)
Balance – April 30, 2019	500,000	500	107,425,498	107,425	-	3,831,706	(5,946,338)	(2,006,707)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30,2019 $	Year ended April 30,2018 $

Operating Activities
Net loss	(537,087)	(1,495,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	150,098	188,912
Loss (gain) on change in fair value of derivative liability	158,657	601,635
Loss (gain) on settlement of debt	(8,977)	143,245
Interest and penalties accrued on convertible	130,819	-
Write off of subscriptions receivable	-	13,410
Default and conversion fees	5,833	25,000
Original issue discount	6,000	44,366
Changes in operating assets and liabilities:
Accounts receivable	5,051	-3,278
Prepaid expense	8,619	29,845
Accounts payable and accrued liabilities	64,610	226,842

Net Cash Used In Operating Activities	(16,377)	(225,025)
Financing Activities
Proceeds from convertible debenture	30,000	218,000

Net Cash Provided by Financing Activities	30,000	218,000
Increase (Decrease) in Cash	13,623	-7,025
Cash – Beginning of Period	10,129	17,154
Cash – End of Period	23,752	10,129

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	54,716	1,350,382

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,006,707, and has an accumulated deficit of $5,946,338. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiaries, IP Risk Control Inc., a company incorporated in the State of Nevada. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2019 and 2018, the Company had no items representing cash equivalents.

(d)Accounts Receivable

Accounts receivable represents amounts owed from customers for services. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of April 30, 2019, the Company had $nil (2018 - $7,245) in allowances for doubtful accounts.

(e)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2019, the Company had 1,450,289,067 (2018 – 569,554,940) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2019, and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(f) Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured and recognized at fair value as of April 30, 2019 and 2018 on a recurring basis:

April 30, 2019

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,080,589)	(158,657)

April 30, 2018

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(928,252)	(601,635)

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.  Summary of Significant Accounting Policies (continued)

(j)   Income Taxes (continued)

As of April 30, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2016 to 2019. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(k)Recent Accounting Pronouncements

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

3.Related Party Transactions

During the year ended April 30, 2019, the Company incurred $nil (2018 - $56,337) in management fees to the former President and Director of the Company.  Refer to Note 12.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4. Notes Payable

(a) As at April 30, 2019, the Company owed $4,616 (2018 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at April 30, 2019, the Company owed $10,000 (2018 – $10,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at April 30, 2019, the Company owed $2,500 (2018 – $2,500) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at April 30, 2019, the Company owed $15,000 (2018 – $15,000) in a note payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital during the year ended April 30, 2017. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

5.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $1,020 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. During the year ended April 30, 2018, the Company issued 29,327,000 shares of common stock for the conversion of $97,030 of the note and $30,321 of accrued interest. As at April 30, 2019, the loan was in default, the carrying value of the note was $8,990 (2018 - $7,970), the unamortized total discount was $nil (2018 - $nil) and accrued interest payable was $1,763 (2018-$169).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the year ended April 30, 2019, the Company incurred a $38,965 (2018 - $22,000) default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at April 30, 2019, the loan was in default, the carrying value of the note was $93,965 (2018 - $55,000) and accrued interest payable was $20,128 (2018- $8,028).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.Convertible Debentures (continued)

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $27,902 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at April 30, 2019, the loan was in default and the carrying value of the note was $64,352 (2018 - $36,450) and accrued interest payable was $10,854 (2018 - $3,564).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the year ended April 30, 2018, the Company issued 9,637,404 shares of common stock for the conversion of $340 of the note and $8,874 of accrued interest, penalties, and financing costs.  During the year ended April 30, 2019, the Company issued 16,793,000 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at April 30, 2019, the loan was in default, the carrying value of the note was $55,341 (2018 - $56,910) and accrued interest payable was $11,688 (2018-$1,028).

(e)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default the interest rate increases to 24%. During the year ended April 30, 2019, the Company incurred $854 in penalties that were added to the principal balance of the note.

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

During the year ended April 30, 2019, the Company issued 27,766,139 shares of common stock for the conversion of $13,196 of the note and $1,395 of accrued interest. As at April 30, 2019, the loan was in default, the carrying value of the note was $9,398 (2018 - $5,948), the unamortized total discount was $nil (2018 - $15,792) and accrued interest payable was $4,016 (2018 - $2,057).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of April 30, 2019, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On October 4, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000, which was the first tranche of a convertible debenture totaling $102,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $21,910 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2019, the loan was in default, the carrying value of the note was $57,910 (2018 - $862), the unamortized total discount was $nil (2018 - $35,138) and the accrued interest payable was $8,520 (2018 - $2,220).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(g)On September 28, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on September 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default there is a penalty of 10% of the principal balance of the outstanding note and the interest rate increases to 24%.

5.  Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2019, the Company recorded a $3,333 principal penalty. As at April 30, 2019, the loan was in default, the carrying value of the note was $36,666 (2018 - $118), the unamortized total discount was $nil (2018 - $33,215) and accrued interest payable was $9,282 (2018 - $2,367).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of April 30, 2019, and at the date of filing, no proceeds have been received on the back-end note.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(h)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the second tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $20,084 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2019, the loan was in default, the carrying value of the note was $53,084 (2018 - $30), the unamortized total discount was $nil (2018 - $32,970) and accrued interest payable was $7,285 (2018 - $1,565).

(i)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the final tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $20,084 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2019, the loan was in default, the carrying value of the note was $53,084 (2018 - $17), the unamortized total discount was $nil (2018 - $32,983) and accrued interest payable was $6,405 (2018 - $1,125).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.  Convertible Debentures (continued)

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2019, the carrying value of the note was $nil (2018 - $nil), and the unamortized total discount was $36,000 (2018 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2019, the Company recorded a gain on the change in fair value of derivative liability of $158,657 (2018 – loss of $601,635). As at April 30, 2019, the Company recorded a derivative liability of $1,080,589 (2018 - $928,252).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2017	1,082,050
Derivative loss due to new issuances	378,522
Debt discount	262,366
Adjustment for conversion	(1,017,798)
Mark to market adjustment at April 30, 2018	223,112

Balance, April 30, 2018	928,252
Derivative loss due to new issuances	23,837
Debt discount	36,000
Adjustment for conversion	(42,320)
Mark to market adjustment at April 30, 2019	134,820

Balance, April 30, 2019	1,080,589

7.Common Shares

Share Transactions for the Year Ended April 30, 2019

During the year ended April 30, 2019, the Company issued an aggregate of 44,559,139 common shares with a fair value of $54,716 upon the conversion of $14,765 of convertible debentures, $4,130 of accrued interest, $2,500 in conversion fees, and $42,320 of derivative liabilities resulting in a gain on settlement of debt of $8,977.

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

During the year ended April 20, 2018, the Company cancelled $13,410 of subscription receivable for the issuance of common shares.

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

On August 26, 2016, the Company entered in consulting agreements with five consultants. Pursuant to the agreements, each consultant is to be compensated by the following:

i)10% commission on all net revenues derived by the Company through the consultant in the first year

ii)5% commission on all net revenues derived by the Company through the consultant in year two and three

iii)180,000 common shares payable on the date of the agreement

iv)180,000 common shares payable on February 26, 2016

v)180,000 common shares payable on August 26, 2017

vi)180,000 common shares payable on February 26, 2018

Either party may terminate the agreement by providing written thirty days’ notice.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

As at April 30, 2019 and 2018, no commission has been earned, paid, or accrued.

On February 19, 2019, the former Chief Executive Officer and Director of the Company entered into a Stock Purchase Agreement to sell his Series A Preferred Stock, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt. This transaction was completed on November 22, 2019.

10.   Income Taxes

The Company has $2,335,879 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2019 and 2018 as a result of the following:

	2019 $	2018 $

Net loss before taxes	(537,087)	(1,495,002)
Statutory rate	21%	30%

Computed expected tax recovery	(112,788)	(448,501)
Permanent differences and other	62,953	280,138
Effect of change in rate	–	249,203
Change in valuation allowance	49,835	(80,840)

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at April 30, 2019 and 2018 after applying enacted corporate income tax rates are as follows:

	2019 $	2018 $

Net operating losses carried forward	488,657	438,822

Total gross deferred income tax assets	488,657	438,822
Valuation allowance	(488,657)	(438,822)

Net deferred tax asset	-	-

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2019, the Company has no uncertain tax positions.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

11.   Subsequent Events

Subsequent to the year ended April 30, 2019, the Company issued 67,342,227 common shares upon the conversion of $6,496 of convertible debentures, $20,490 of accrued interest, and $3,000 of conversion fee penalties.  Furthermore, the Company authorized the designation of the Series B preferred shares, with an authorized capital of 1,000,000 Series B preferred shares with a par value of $0.001 per preferred share.  Each Series B preferred share will have rank on the Company’s common shares upon wind up or dissolution but will have no voting rights, receive first payment of $1.10 per Series B preferred share before any payment or distribution to any junior common shares upon liquidation, and be convertible into common shares of the Company, at the option of the Series B preferred shareholder, at a conversion rate of $1.10 divided by the closing price of the Company’s common shares on the trading day prior to the date of conversion limited to the fact that the conversion of the Series B preferred shares does not result in an individual shareholder holding more than 4.99% of the Company’s issued and outstanding common shares.

On June 17, 2019 the Company issued 250,000 Series B preferred shares issued to an unrelated party to settle debt in the amount of $111,500; 250,000 Series B preferred shares issued to a director of the Company to settle debt in the amount of $156,012; and 30,000 Series B preferred shares issued to the sole officer and director of the Company for management fees

On September 12, 2019 the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on June 12, 2020. The debenture is convertible into common shares of the Company at a conversion price equal to 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note.

On November 13, 2019, the Company issued a convertible promissory note to an unrelated party for $28,193. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $25,630. The note is convertible into common stock of the Company at a price equal to 65% of the lowest trading price of the Company’s common stock of the twenty prior trading days including the day upon which a notice of conversion is received by the Company. The promissory note shall bear interest at 10% per annum and is due on August 13, 2020.

On November 22, 2019, the former Chief Executive Officer completed a transaction to sell 500,000 shares of his Series A Preferred Stock for consideration of $5,000, leading to a change in control for the Company.

On January 10, 2020, the Company authorized a reverse stock split of the Company’s common shares on a basis of one new common share for every 100 old common shares to be effective on January 31, 2020.

On January 15, 2020, the Company entered into a Securities Purchase Agreement with GHS Investments, LLC (“GHS”) whereby GHS purchased a convertible promissory note (“Note”) in the original principal amount of $35,000.  The Note has a maturity date of nine months from the date of an advance, an interest rate of ten percent (10%), a ten percent (10%) original issuance discount and is convertible at a conversion price equal to $0.0006 per share.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2019 using the criteria established in " Internal Control - Integrated Framework - 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Scott Cox	47	Director, Chief Executive Officer, Secretary	(1)

(1) Mr. Cox was appointed as Chief Executive Officer and Secretary effective November 22, 2019 and as the sole director effective January 06, 2020.  Prior to the appointment of Mr. Cox, Rob Sargent served as President, CEO, CFO and a director of the Company since October 13, 2014

 The board of directors has no nominating, audit or compensation committee at this time.

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Scott Cox- Director, Chief Executive Officer - Mr. Cox has over 20 years of experience in the management and operations of public and private companies. Most recently, Scott served as the President and COO of NewBridge Global Ventures, Inc, (OTC: NBGV) from October 2017 to September 2018, where he led a transition into the legal cannabis space and successful reverse merger with a family owned consortium of companies. Since October 2015, Mr. Cox has served as a Principal in Basin Capital, Inc., a private family office focused on the acquisition and divestiture of oil and gas properties and various entrepreneurial ventures. Prior to Basin Capital, from July 2013 to October 2015, Mr. Cox served as Vice President of Land for Breitling Energy Corporation (OTC: BECC) where he was instrumental in acquiring over $20 million in producing and non-producing oil and gas properties. Prior to that he served as Director of Operations for Frontier Oilfield Services, Inc from September 2012 where he helped lead a public company acquisition and roll-up of 2 privately owned oilfield service companies. Mr. Cox attended Eastern New Mexico University where he studied Business Administration.

Identification of Significant Employees

Our Chief Executive Officer is our only full-time employee. We use consultants and independent contractors on a case-to-case basis.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2019, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2019, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2019 and 2018:

  Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Sargent (1) Former President, CEO, CFO, Director, Secretary and Treasurer	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014.   During the year ended April 30, 2019, Mr. Sargent received no cash or equity compensation.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of April 30, 2019 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of   April 30, 2019, we had 107,425,498 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Media Convergence Group, LLC (3) 1951 Logan Ave. Salt Lake City, UT 84108	195,000	0.18%

Common Stock	Rob Sargent (3) 1951 Logan Ave. Salt Lake City, UT 84108	103,750	0.10%

Common Stock	All Officers and Directors as a Group (1 Person)	298,750	0.28%

Series A Preferred Stock	Media Convergence Group, LLC (3) 1951 Logan Ave. Salt Lake City, UT 84108	500,000	100%

Series A Preferred Stock	All Officers and Directors as a Group Stock (1 Person)	500,000	100%

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

(2) Based on 107,425,498 issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of April 30, 2019.

(3)Rob Sargent was the Company's President CEO, CFO, Secretary, Treasurer, and Director on April 30, 2019.  His beneficial ownership includes 103,750 shares of common stock and 500,000 shares of Series A Preferred stock.   Effective November 22, 2019, Scott Cox purchased the 500,000 shares of Series A Preferred Stock from Rob Sargent and became the Chief Executive Officer of the Company.  These shares are now held by Scott Cox and Scott Cox is the sole officer of the Company.

Changes in Control

On February 19, 2019, Mr. Sargent entered into a Stock Purchase Agreement to sell his shares of Series A Preferred Stock to Scott Cox.  The sale was closed on November 22, 2019.  In connection with the sale, Mr. Cox was appointed as the Company’s Chief Executive Officer and Secretary, as well as the Company’s sole Director.

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

·Obtaining disinterested directors consent; and

·Obtaining shareholder consent where required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2019	Year Ended April 30, 2018
Audit fees	$30,500	$31,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$30,500	$31,000

Audit Fees

During the fiscal year ended April 30, 2019, we incurred approximately $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2019.

During the fiscal year ended April 30, 2018, we incurred approximately $31,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1)) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: January 23, 2020	/s/ Scott Cox
By: Scott Cox
Its: Chief Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 23, 2020	/s/ Scott Cox
By: Scott Cox, Director