Form 10-Q
period 2019-07-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2020-03-13
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes [X] No

As of March 12, 2020 there were 2,247,677 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2019

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	Three Month Ended July 31, 2019 $	Year Ended April 30, 2019 $
	(unaudited)
ASSETS
Current Assets
Cash	14,456	23,752
Total Assets	14,456	23,752

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	240,202	484,964
Convertible debentures, net of unamortized discount of $35,980 and $36,000, respectively	431,425	432,790
Notes payable	31,126	32,116
Derivative liability	965,459	1,080,589
Preferred stock liability	583,000	-
Total Liabilities	2,251,212	2,030,459

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
1,181,365 and 1,074,255 shares, respectively	1,181	1,074
Additional paid-in capital	4,094,329	3,938,057
Accumulated deficit	(6,332,766)	(5,946,338)
Total Stockholders’ Deficit	(2,236,756)	(2,006,707)

Total Liabilities and Stockholders’ Deficit	14,456	23,752

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2019 $	For the three months ended July 31, 2018 $
Operating Expenses
(Recovery) bad debt	(1,569)	5,051
Consulting fees	-	6,791
General and administrative	2,217	8,384
Professional fees	10,109	-
Management fees	33,000	-
Total Operating Expenses	43,757	20,226
Net Operating Loss	(43,757)	(20,226)
Other Income (Expenses)
Gain (Loss) on change in fair value of derivative liability	(27,005)	402,247
Interest expense	(25,363)	(65,101)
Gain (Loss) on extinguishment of debt	(290,303)	8,977
Total Other Income (Expenses)	(342,671)	346,123
Net Income (Loss)	(386,428)	325,897

Net Income (Loss) Per Share, Basic	(0.36)	0.37
Net Income (Loss) Per Share, Diluted	(0.36)	(0.01)

Weighted Average Shares Outstanding – Basic	1,080,072	851,577
Weighted Average Shares Outstanding – Diluted	1,080,072	8,984,627

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Statement of Stockholders Deficit

(Expressed in US dollars)

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – April 30, 2018	500,000	500	628,664	628	3,883,787	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	-	-	445,591	446	54,270	-	54,716

Net income	-	-	-	-	-	325,897	325,897

Balance – July 31, 2018	500,000	500	1,074,255	1,074	3,938,057	(5,083,354)	(1,143,723)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	-	-	107,110	107	156,272	-	156,379

Net loss	-	-	-	-	-	(386,428)	(386,428)

Balance – July 31, 2019	500,000	500	1,181,365	1,181	4,094,329	(6,332,766)	(2,236,756)

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2019 $	For the three months ended July 31, 2018 $
Operating Activities
Net income (loss)	(386,428)	325,897
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of discount on convertible debt payable	20	54,481
Bad debts	-	5,051
Conversion penalties related to conversion of convertible note	-	2,500
Loss (Gain) on change in fair value of derivative liability	27,005	(402,247)
Preferred shares issued for management fees	33,000	-
Loss (Gain) on settlement of debt	290,303	(8,977)
Changes in operating assets and liabilities:
Prepaid expense	-	6,791
Accounts payable and accrued liabilities	26,804	11,874
Net Cash Used In Operating Activities	(9,296)	(4,630)
Increase (Decrease) in Cash	(9,296)	(4,630)
Cash – Beginning of Period	23,752	10,129
Cash – End of Period	14,456	5,499

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Common Stock issued for conversion of convertible debentures	156,379	54,716
Series B Preferred Stock issued for settlement of accounts payable and notes payable	550,000	-

(The accompanying notes are an integral part of these consolidated financial statements)

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

Appiphany Technologies Holdings Corp. (the “Company”) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010. Currently, the Company is in the business of online fraud protection services.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,236,756 and has an accumulated deficit of $6,332,766. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2019. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2019, the Company had 3,658,450 (July 31, 2018 – 8,114,250) potentially dilutive common shares outstanding.

(d)Fair Value Measurements

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

Financial instruments consist principally of cash, other assets, accounts payable and accrued liabilities, notes payable, convertible debentures, derivative liabilities and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. The fair value of the derivative liabilities are determined based on Level 3 inputs. There were no transfers into or out of “Level 3” during the periods presented. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(e)Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The Company adopted the standard on May 1, 2019. The adoption of this standard did not have a material impact on the Company´s consolidated financial statements.

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

3. Related Party Transactions

During the three months ended July 31, 2019, the Company incurred $33,000 (2018 - $nil) in management fees to the former President and Director of the Company, which were paid in shares of Convertible Preferred Series B Stock (see Note 7).

4. Notes Payable

(a) As at July 31, 2019, the Company owed $3,626 (April 30, 2019 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at July 31, 2019, the Company owed $10,000 (April 30, 2019 - $10,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at July 31, 2019, the Company owed $2,500 (April 30, 2019 - $2,500) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at July 31, 2019, the Company owed $15,000 (April 30, 2019 - $15,000) in a note payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital during the year ended April 30, 2017. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

5. Convertible Debentures

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. As at July 31, 2019, the loan was in default, the carrying value of the note was $8,990 (April 30, 2019 - $8,990), and the unamortized total discount was $nil (2018 - $nil).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the three months ended July 31, 2019, the Company incurred a $nil (year ended April 30, 2019 - $38,965) default fee on the note.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5. Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at July 31, 2019, the loan was in default and the carrying value of the note was $93,965 (April 30, 2019 - $93,965).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the three months ended July 31, 2019, the Company incurred $nil ($27,902 for the year ended April 30, 2019) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at July 31, 2019, the loan was in default and the carrying value of the note was $64,352 (April 30, 2019 - $64,352).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the three months ended July 31, 2019, the Company issued 53,605 shares of common stock for the conversion of $3,520 of accrued interest and $500 of conversion fees and financing costs, resulting in a loss on settlement of debt of $8,706 during the period. During the year ended April 30, 2019, the Company issued 167,930 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at July 31, 2019, the loan was in default and the carrying value of the note was $55,341 (April 31, 2019 - $55,341).

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5. Convertible Debentures (continued)

During the three months ended July 31, 2019, the Company issued 53,505 shares of common stock for the conversion of $1,385 of the note and $488 of accrued interest, resulting in a gain on settlement of debt of $355 for the period. During the year ended April 30, 2019, the Company issued 277,661 shares of common stock for the conversion of $13, 196 of the note and $1,395 of accrued interest. As at July 31, 2019, the loan was in default, the carrying value of the note was $8,013 (April 30, 2019 - $9,398), the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of July 31, 2019, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at July 31, 2019, the loan was in default, the carrying value of the note was $57,910 (April 31, 2019 - $57,910), and the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2019, the Company recorded a $3,333 principal penalty. As at July 31, 2019, the loan was in default, the carrying value of the note was $36,666 (April 30, 2019 - $36,666), and the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of July 31, 2019, and at the date of filing, no proceeds have been received on the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2019, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2019, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), and the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at July 31, 2019, the carrying value of the note was $20 (April 30, 2019 - $nil), and the unamortized total discount was $35,980 (April 30, 2019 - $36,000).

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6. Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $27,005 (July 31, 2018 – gain of $402,247). As at July 31, 2019, the Company recorded a derivative liability of $965,459 (April 30, 2018 - $1,080,589).

A summary of the activity of the derivative liability is shown below:

$
Balance, April 30, 2019	1,080,589
Adjustment for conversion	(142,135)
Mark to market adjustment at July 31, 2019	27,005

Balance, July 31, 2019	965,459

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model or a Binomial Model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
As at April 30, 2019	196.07%-238.63%	2.39%-2.46%	0%	0.22–0.91
As at July 31, 2019	226.79%-374.88%	1.95%-2.10%	0%	0.16-1.02

7. Preferred Stock Liability

On June 13, 2019, the Company designated 1,000,000 shares of preferred stock as Series B. The holders of Series B preferred shares are not entitled to receive dividends except as may be declared by the Board at its sole and absolute discretion. Each Series B preferred share is convertible into common shares according to the following formula: the Stated Value of $1.10 per share of Series B preferred stock divided by the closing price of the Common Stock on the day prior to the conversion. Holders of Series B preferred stock shall not have voting rights.

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $1.10 per share based on the stated value, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.

8. Common Shares

During the three months ended July 31, 2019, the Company issued an aggregate of 107,110 common shares with a fair value of $156,379 upon the conversion of $1,385 of convertible debentures, $142,135 of derivative liabilities, $4,008 of accrued interest, and $500 in conversion fees resulting in a loss on settlement of debt of $8,351.

On February 14, 2020, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. The impact of the reverse stock split has been applied on a retroactive basis.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

9. Preferred Shares

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

Convertible Preferred Series B stock – see Note 7.

10. Commitments

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

11. Subsequent Events

Subsequent to the three months ended July 31, 2019, the Company issued 566,313 common shares upon the conversion of $5,111 of convertible debentures, $16,482 of accrued interest, and $2,500 of conversion fee penalties.

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

On November 22, 2019, the former Chief Executive Officer completed a transaction to sell 500,000 shares of his Series A Preferred Stock for consideration of $5,000, leading to a change in control of the Company.

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

On January 23, 2020, the Company entered into a Securities Purchase Agreement with GHS Investments, LLC (“GHS”) whereby GHS purchased a convertible promissory note (“Note”) in the original principal amount of $68,000.  The Note has a maturity date of nine months from the date of an advance, an interest rate of ten percent (10%), a ten percent (10%) original issuance discount and is convertible at a conversion price equal to $0.0006 per share.

On February 1, 2020, the Company entered into a Consulting Agreement with Mustang Capital whereby Mustang Capital agreed to provide consulting services in exchange for 500,000 shares of the Company’s common stock.

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

11. Subsequent Events (continued)

On February 5, 2020, the Company entered into a joint venture agreement with Tsilaan, LLC and Kola Venture Group. The Company has committed to contribute $300,000 to the joint venture on a to be mutually agreed upon schedule. Additionally, the Company will issue 1,500,000 common shares to the other members of the joint venture as compensation for their initial contributions.

Effective February 14, 2020, the Company filed an amendment to its Certificate of Incorporation and effected a 100 for 1 reverse stock split whereby every 100 shares of common stock and preferred stock were exchanged for 1 share of common stock or preferred stock, respectively.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2019	April 30, 2019
	$	$
	(unaudited)
Current Assets	14,456	23,752
Current Liabilities	2,251,212	2,030,459
Working Capital (Deficit)	(2,236,756)	(2,006,707)

Cash Flows

	July 31, 2019	July 31, 2018
	$	$
	(unaudited)
Cash Flows used in Operating Activities	(9,296	(4,630)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net increase (decrease) in Cash During Period	(9,296)	(4,630)

Operating Revenues

During the three months ended July 31, 2019 and 2018, the Company recorded revenues of $0 and $0, respectively.

Operating Expenses and Net Loss

During the three months ended July 31, 2019, the Company recorded operating expenses of $43,757 compared with $20,226 for the three months ended July 31, 2018. The increase in operating expenses of $23,531 reflected an increase in management fees of $33,000 and an increase in professional fees of $10,109., partially offset by a decrease in the payment of consulting fees of $6,791, and a decrease in general and administrative expenses of $6,167, The increases in operating expenses corresponded with the unavailability of prior product offerings and the anticipated shift to a new industry focus.

Net loss for the three months ended July 31, 2019 was $386,428 as compared with net income of $325,897 during the three months ended July 31, 2018.  In addition to the increase in operating expenses, the Company recorded a $27,005 loss on the change in fair value of derivative liability, $25,363 in interest, and a loss on settlement of debt of $290,303.  During the three months ended July 31, 2018, the Company recorded a $402,247 gain on the change in fair value of derivative liability, $65,101 of interest and debt discount accretion expense, and $8,977 gain on settlement of debt.  The decrease in the net loss during the current year was due largely to an increase in operating expenses, the issuance of Series B Preferred Stock to the Company’s in exchange for $33,000 in management fees, the loss of fair value on derivative liability and to a larger loss with regards to the change in the loss on extinguishment of debt of $299,280.

For the three months ended July 31, 2019, the Company recorded a loss per share of $0.36 as compared with net income per share basic of $0.38 per share and net loss per share dilutive of $(0.01) per share for the three months ended July 31, 2018.

Liquidity and Capital Resources

As of July 31, 2019, the Company's total asset balance was, $14,456, compared to $23,752 for the year ended April 30, 2019. The decrease in total assets was due to a decrease in cash in the amount of $9,296.

As of July 31, 2019, the Company had total liabilities of $2,251,212 compared with total liabilities of $2,030,459 as at April 30, 2019. The increase in total liabilities was due to an increase in preferred stock liability of $583,000, partially offset by a decrease in convertible debt in the amount of $1,365, a decrease in derivative liability of $115,130, a decrease in accounts payable and accrued liabilities of $244,762, and a decrease in notes payable of $990.

As of July 31, 2019, the Company had a working capital deficit of $2,236,756 compared with $2,006,707 as of April 30, 2019.  The decrease in working capital deficit was due to the new preferred stock liability and a decrease in accounts payable of $244,762.

Cash Flow from Operating Activities

During the three months ended July 31, 2019, the Company used $9,296 of cash for operating activities compared with $4,630 of cash for operating activities during the three months ended July 31, 2018. The increase in cash used for operating activities was due to a decrease in the amortization of discount on convertible debt payable, a decrease in the loss on change in fair value of derivative liability, default and conversion fees, original issue discount and prepaid expenses offset by an increase in interest and penalties accrued on convertible debt.

Cash Flow from Investing Activities

During the years ended July 31, 2019 and 2018, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended July 31, 2019 and 2018, the Company received no cash from financing.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At July 31, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,236,756, and has an accumulated deficit of $6,332,766. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

APPIPHANY TECHNOLOGIES HOLDINGS CORP.

Dated: March 13, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 13, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director