Form 10-Q
period 2019-10-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2020-04-29
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

5 Cowboys Way, Suite 300
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

[   ] Yes [X] No

As of April 28, 2020 there were 2,247,678 shares of the registrant's $0.001 par value common stock issued and outstanding.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Verde Bio Holdings, Inc., (formerly Appiphany Technologies Holdings Corp.) (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "APHD", "we", "us" and "our" are references to Verde Bio Holdings, Inc. (formerly Appiphany Technologies Holdings Corp.)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2019

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2019 $	April 30, 2019 $
	(unaudited)
ASSETS
Current Assets
Cash	38,904	23,752
Total Assets	38,904	23,752

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	253,410	484,964
Advances	25,630	-
Convertible debentures, net of unamortized discount of $63,917 and $36,000, respectively	431,377	432,790
Notes payable	31,126	32,116
Derivative liability	1,054,780	1,080,589
Convertible Preferred Series B stock liability	583,000	-
Total Liabilities	2,379,323	2,030,459

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
1,660,708 and 1,074,255 shares, respectively	1,661	1,074
Additional paid-in capital	4,250,882	3,938,057
Accumulated deficit	(6,593,462)	(5,946,338)
Total Stockholders’ Deficit	(2,340,419)	(2,006,707)

Total Liabilities and Stockholders’ Deficit	38,904	23,752

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2019 $	For the three months ended October 31, 2018 $	For the Six months ended October 31, 2019 $	For the Six months ended October 31, 2018 $

Operating Expenses

(Recovery) bad debt	–	–	(1,569)	5,051
Consulting fees	–	1,828	–	8,619
General and administrative	5,539	5,037	7,756	13,421
Professional fees	29,763	–	39,872	–
Management fees	–	–	33,000	–

Total Operating Expenses	35,302	6,865	79,059	27,091

Net Operating Loss	(35,302)	(6,865)	(79,059)	(27,091)

Other Income (Expenses)

Gain (loss) on change in fair value of derivative liability	(194,590)	(4,301)	(221,595)	397,946
Interest expense	(30,985)	(111,191)	(56,348)	(176,292)
Gain (loss) on extinguishment of debt	181	–	(290,122)	8,977

Total Other Income (Expenses)	(225,394)	(115,492)	(568,065)	230,631

Net Income (Loss)	(260,696)	(122,357)	(647,124)	203,540
Net Income (Loss) Per Share, Basic	(0.17)	(0.10)	(0.50)	0.21
Net Income (Loss) Per Share, Diluted	(0.17)	(0.10)	(0.50)	(0.00)
Weighted Average Shares Outstanding – Basic	1,504,228	1,268,387	1,293,341	962,916
Weighted Average Shares Outstanding – Diluted	1,504,228	1,268,387	1,293,341	807,528,966

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the three months ended October 31, 2018 and 2019

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – July 31, 2018	500,000	500	1,074,255	1,074	3,938,057	(5,083,354)	(1,143,723)

Net loss	–	–	–	–	–	(122,357)	(122,357)

Balance – October 31, 2018	500,000	500	1,074,255	1,074	3,938,057	(5,205,711)	(1,266,080)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – July 31, 2019	500,000	500	1,181,365	1,181	4,094,329	(6,332,766)	(2,236,756)

Shares issued upon conversion of notes payable	–	–	479,343	480	126,091	–	126,571

Beneficial conversion feature on convertible debt	–	–	–	–	30,462	–	30,462

Net loss	–	–	–	–	–	(260,696)	(260,696)

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882	(6,593,462)	(2,340,419)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

For the six months ended October 31, 2018 and 2019

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2018	500,000	500	628,664	628	3,883,787	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	–	–	445,591	446	54,270	–	54,716

Net income	–	–	–	–	–	203,540	203,540

Balance – October 31, 2018	500,000	500	1,074,255	1,074	3,938,057	(5,205,711)	(1,266,080)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	–	–	586,453	587	282,363	–	282,950

Beneficial conversion feature on convertible debt	–	–	–	–	30,462	–	30,462

Net loss	–	–	–	–	–	(647,124)	(647,124)

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882	(6,593,462)	(2,340,419)

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2019 $	For the six months ended October 31, 2018 $

Operating Activities

Net income (loss)	(647,124)	203,540

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	2,545	150,098
Bad debts	–	5,051
Conversion penalties related to conversion of convertible note	2,500	5,833
Loss (Gain) on change in fair value of derivative liability	221,595	(397,946)
Preferred shares issued for management fees	33,000	–
Loss (gain) on settlement of debt	290,122	(8,977)
Original issue discount	3,000	–

Changes in operating assets and liabilities:

Prepaid expense	–	8,619
Accounts payable and accrued liabilities	53,884	28,126

Net Cash Used In Operating Activities	(40,478)	(5,656)

Financing Activities

Proceeds from advances	25,630	–
Proceeds from convertible debenture	30,000	–

Net Cash Provided by Financing Activities	55,630	–

Increase (decrease) in Cash	15,152	(5,656)

Cash – Beginning of Period	23,752	10,129

Cash – End of Period	38,904	4,473

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Beneficial conversion feature	30,462	–
Common stock issued for conversion of convertible debentures	282,950	54,716
Series B preferred shares issued for settlement of accounts and notes payable	550,000	–

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

1.Nature of Operations and Continuance of Business

Verde Bio Holdings, Inc. (formerly Appiphany Technologies Holdings Corp.) (the “Company”) was incorporated in the State of Nevada on February 24, 2010. Currently, the Company is in the business of oil and gas exploration and investment.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,340,419, and has an accumulated deficit of $6,593,462. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 (b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2019, the Company had 1,674,522,798 excluded (October 31, 2018 – 806,566,050 included) potentially dilutive common shares outstanding.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share (the three-month periods’ are not included in the table below because the diluted net income (loss) per share are the same as the basic net income (loss) per share).

	October 31, 2019	October 31, 2018
Net Income (Loss)	(647,124)	$ 203,540
Add back: Interest expense, convertible notes	-	26,822
Less: Gain on FV of derivative liabilities	-	(397,946)
Adjusted Net Income (Loss) for dilutive EPS	(647,124)	(167,584)
Weighted average number of common shares - Basic	1,293,341	962,916
EPS - Basic	(0.50)	0.21
Effect of dilutive securities, convertible notes and preferred series A and B shares	-	806,566,050
Weighted average number of common shares- Dilutive	1,293,341	807,528,966
EPS - Dilutive	(0.50)	(0.00)

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

2.Summary of Significant Accounting Policies

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

3.Related Party Transactions

During the six months ended October 31, 2019, the Company incurred $33,000 (2018 - $nil) in management fees to the former President and Director of the Company, which were paid in shares of Convertible Preferred Series B Stock (see Note 7).

4.Notes Payable

(a) As at October 31, 2019, the Company owed $3,626 (April 30, 2019 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at October 31, 2019, the Company owed $10,000 (April 30, 2019 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at October 31, 2019, the Company owed $2,500 (April 30, 2019 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at October 31, 2019, the Company owed $15,000 (April 30, 2019 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

 Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. As at October 31, 2019, the loan was in default, the carrying value of the note was $8,990 (April 30, 2019 - $8,990), and the unamortized total discount was $nil (2018 - $nil).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the six months ended October 31, 2019, the Company incurred a $nil (year ended April 30, 2019 - $38,965) default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at October 31, 2019, the loan was in default and the carrying value of the note was $93,965 (April 30, 2019 - $93,965).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the six months ended October 31, 2019, the Company incurred $nil (year ended April 30, 2019, $27,902) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at October 31, 2019, the loan was in default and the carrying value of the note was $64,352 (April 30, 2019 - $64,352).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. During the six months ended October 31, 2019,  the Company issued 330,978 shares of common stock for the conversion of $15,935 of accrued interest and $2,500 of conversion fees and finance costs. During the year ended April 30, 2019, the Company issued 167,930 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at October 31, 2019, the loan was in default and the carrying value of the note was $55,341 (April 30, 2019 - $55,341).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note was be accreted over the term of the convertible note up to the face value of $33,333.

During the six months ended October 31, 2019, the Company issued 255,475 shares of common stock for the conversion of $6,496 of the note and $2,446 of accrued interest. During the year ended April 30, 2019, the Company issued 277,661 shares of common stock for the conversion of $13,196 of the note and $1,395 of accrued interest. As at October 31, 2019, the loan was in default, the carrying value of the note was $2,902 (April 30, 2019 - $9,398), and the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of October 31, 2019, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at October 31, 2019, the loan was in default, the carrying value of the note was $57,910 (April 301, 2019 - $57,910), and the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2019, the Company recorded a $3,333 principal penalty. As at October 31, 2019, the loan was in default, the carrying value of the note was $36,666 (April 30, 2019 - $36,666), and the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of October 31, 2019, and at the date of filing, no proceeds have been received on the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2019, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), and the unamortized total discount was $nil (April 30, 2019 - $nil).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2019, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), and the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at October 31, 2019, the carrying value of the note was $868 (April 30, 2019 - $nil), and the unamortized total discount was $35,132 (April 30, 2019 - $36,000).

(k)On September 12, 2019, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 12, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.078. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000.

As at October 31, 2019, the carrying value of the convertible notes was $4,215 (April 30, 2019 - $nil) and had an unamortized discount of $28,785 (April 30, 2019 - $nil). During the six months ended October 31, 2019, the Company recorded accretion expense of $1,677 (2018 - $nil).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended October 31, 2019, the Company recorded a loss on the change in fair value of derivative liability of $221,595 (October 31, 2018 – gain of $397,946). As at October 31, 2019, the Company recorded a derivative liability of $1,054,780 (April 30, 2018 - $1,080,589).  A summary of the activity of the derivative liability is shown below:

$
Balance, April 30, 2019	1,080,589
Adjustment for conversion	(247,404)
Mark to market adjustment at October 31, 2019	221,595

Balance, October 31, 2019	1,054,780

7.Convertible Preferred Series B Stock Liability

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.  Because the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount ($1.10 worth of common stock), the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet.

8.Common Shares

During the six months ended October 31, 2019, the Company issued an aggregate of 586,453 common shares with a fair value of $282,950 upon the conversion of $6,496 of convertible debentures, $247,404 of derivative liabilities, $13,381 of accrued interest, and $2,500 in conversion fees resulting in a loss on settlement of debt of $8,170

On November 17, 2017, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. Additionally, on February 14, 2020, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. The impact of these reverse stock splits has been applied on a retroactive basis.

9.Preferred Shares

Authorized: 10,000,000 preferred shares with a par value of $0.001 per share.

Convertible Preferred Series A stock

On April 18, 2017, the Company designated 500,000 shares of preferred stock as Series A. The holders of Series A preferred shares are entitled to receive dividends equal to the amount of the dividend or distribution per share of common stock payable multiplied by the number of shares of common stock the shares of Series A preferred shares held by such holder are convertible into. Each Series A preferred shares is convertible at a factor of 10,000 Series A shares for one common share.  Each holder of Series A preferred shares is entitled to cast 10,000 votes for every one Series A preferred share held.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

Convertible Preferred Series B stock – see Note 7.

10.Commitments and Contingencies

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

On October 25, 2019 the Company received an advance of funds from an unrelated party. The funds relate to the convertible promissory note issued November 13, 2019. See Note 11

11.Subsequent Events

Subsequent to the six months ended October 31, 2019, the Company issued 86,970 common shares upon the conversion of $2,109 of accrued interest, and $500 of conversion fee penalties.

On November 13, 2019, the Company issued a convertible promissory note to an unrelated party for $28,193. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $25,630. The note is convertible into common stock of the Company at $0.048, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The promissory note shall bear interest at 10% per annum and is due on August 13, 2020.

On November 22, 2019, the former Chief Executive Officer completed a transaction to sell 500,000 shares of his Series A Preferred Stock for consideration of $5,000, leading to a change in control for the Company.

On January 14, 2020, the Company issued a convertible promissory note to an unrelated party for $35,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $31,500. The note is convertible into common stock of the Company at $0.06, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The promissory note shall bear interest at 10% per annum and is due on October 14, 2020.

On January 23, 2020, the Company issued a convertible promissory note to an unrelated party for $68,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and as such the purchase price was $60,000. The note is convertible into common stock of the Company at $0.048, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The note provides for funding in two tranches of $30,000.  The first tranche was paid on January 30, 2020 and the second tranche, which was at the discretion of the lender, was funded on March 4, 2020.  The promissory note bears interest at 10% per annum and is due on October 23, 2020.

On February 1, 2020, the Company signed a consulting services agreement with an unrelated party to be paid in 500,000 shares of common stock and $5,000 per month for the duration of the contract.

On February 5, 2020, the Company signed a joint venture agreement for a 25% share in the Hemp seed and genetics industry. The Company has committed to contribute $300,000 to the joint venture on a to be mutually agreed upon schedule. Additionally, the Company will issue 1,500,000 common shares to the other members of the joint venture as compensation for their initial contributions.

On March 25, 2020, the Company issued a convertible promissory note to an unrelated party for $13,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and with $2,000 being withheld by the Holder to offset transaction costs. As such the purchase price was $9,700. The note is convertible into common stock of the Company at $0.018, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The promissory note shall bear interest at 10% per annum and is due on December 25, 2020.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2019	April 30, 2019
	$	$
	(unaudited)
Current Assets	38,904	23,752
Current Liabilities	2,379,323	2,030,459
Working Capital (Deficit)	(2,340,419)	(2,006,707)

Cash Flows

	October 31, 2019	July 31, 2018
	$	$
	(unaudited)
Cash Flows used in Operating Activities	(40,478)	(5,656)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	55,630	-
Net increase (decrease) in Cash During Period	15,152	(5,656)

Operating Revenues

During the six months ended October 31, 2019 and 2018, the Company recorded revenues of $0 and $0, respectively.

Operating Expenses and Net Loss

During the three months ended October 31, 2019, the Company recorded operating expenses of $35,302 compared to operating expenses of $6,865 for the three months ended October 31, 2018.  The increase in operating expenses is due to an increase in professional fees of $29,763 offset by a decrease in consulting fees of $1,868.

Net loss for the three months ended October 31, 2019 was $260,696 compared to a net loss of $122,357 during the three months ended October 31, 2018.  In addition to operating expenses, the Company incurred a loss on the change in fair value of derivative liability of $194,590 and interest expense of $30,985 relating to interest on outstanding convertible notes.  Comparatively, the Company incurred a loss of $4,301 on the change in fair value of the derivative liability and interest expense of $111,191.

During the six months ended October 31, 2019, the Company recorded operating expenses of $79,059 compared with $27,091 for the six months ended October 31, 2018. The increase in operating expenses of $51,968 reflected an increase in management fees of $33,000 and an increase in professional fees of $39,872, partially offset by a decrease in the payment of consulting fees of $8,619, and a decrease in general and administrative expenses of $5,665, The increases in operating expenses is due to increased professional expenses associated with bringing the Company current in its filings.

Net loss for the six months ended October 31, 2019 was $647,124 as compared with net income of $230,631 during the six months ended October 31, 2018.  In addition to the increase in operating expenses, the Company recorded a $221,595 loss on the change in fair value of derivative liability, $56,348 in interest, and a loss on settlement of debt of $290,122.  During the six months ended October 31, 2018, the Company recorded a $397,946 gain on the change in fair value of derivative liability, $176,292 of interest and debt discount accretion expense, and $8,977 gain on settlement of debt.  The decrease in the net loss during the current year was due largely to an increase in operating expenses, the issuance of Series B Preferred Stock to the Company’s in exchange for $33,000 in management fees, the loss of fair value on derivative liability and to a larger loss with regards to the change in the loss on extinguishment of debt of $299,280.

For the six months ended October 31, 2019, the Company recorded a loss per share of $0.50 as compared with net income per share basic of $0.21 per share and net loss per share dilutive of $(0.02) per share for the six months ended October 31, 2018.

Liquidity and Capital Resources

As of October 31, 2019, the Company's total asset balance was, $38,904, compared to $23,752 for the year ended April 30, 2019. The increase in total assets was due to an increase in cash in the amount of $15,152.

As of October 31, 2019, the Company had total liabilities of $2,379,323 compared with total liabilities of $2,030,459 as at April 30, 2019. The increase in total liabilities was due to a decrease in convertible debt in the amount of $1,413, a decrease in derivative liability of $25,809, a decrease in accounts payable and accrued liabilities of $231,554, and a decrease in notes payable of $990, and offset by advances in the amount of $25,630.

As of October 31, 2019, the Company had a working capital deficit of $2,340,419 compared with $2,006,707 as of April 30, 2019.  The change in working capital deficit was primarily due to a decrease in accounts payable of $231,554.

Cash Flow from Operating Activities

During the six months ended October 31, 2019, the Company used $40,478 of cash for operating activities compared with $5,656 of cash for operating activities during the six months ended October 31, 2018. The increase in cash used for operating activities was due to a decrease in the amortization of discount on convertible debt payable, the issuance of preferred shares for management fee, a decrease in the loss on change in fair value of derivative liability, default and conversion fees, original issue discount and prepaid expenses offset by an increase in interest and penalties accrued on convertible debt.

Cash Flow from Investing Activities

During the six months ended October 31, 2019 and 2018, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended October 31, 2019 the Company received $55,630 of cash from financing activities consisting of $25,630 from advances and $30,000 from the issuance of convertible debentures compared to $0 received during the six months ended October 31, 2018.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At October 31, 2019, the Company has not recognized significant revenue, has a working capital deficit of $2,340,419, and has an accumulated deficit of $6,593,462. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed in our annual 10-K filing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: April 28, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 28, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director