Form 10-Q
period 2020-01-31
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2020-05-13
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

[   ] Yes [X] No

As of May 11, 2020 there were 1,829,867 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2020

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2020 $	April 30, 2019 $
	(unaudited)
ASSETS
Current Assets
Cash	56,329	23,752
Total Assets	56,329	23,752

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	288,618	484,964
Due to related parties	31	-
Convertible debentures, net of unamortized discount of $83,202 and $36,000, respectively	509,285	432,790
Notes payable	31,126	32,116
Derivative liability	1,287,942	1,080,589
Convertible preferred Series B stock liability	583,000	-
Total Liabilities	2,700,002	2,030,459

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
1,747,678 and 1,074,255 shares, respectively	1,748	1,074
Additional paid-in capital	4,324,287	3,938,057
Accumulated deficit	(6,970,208)	(5,946,338)
Total Stockholders’ Deficit	(2,643,673)	(2,006,707)

Total Liabilities and Stockholders’ Deficit	56,329	23,752

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2020 $	For the three months ended January 31, 2019 $	For the nine months ended January 31, 2020 $	For the nine months ended January 31, 2019 $

Operating Expenses

(Recovery) bad debt	–	–	(1,569)	5,051
Consulting fees	–	–	–	8,619
General and administrative	35,921	(1,734)	43,677	11,687
Professional fees	11,815	–	51,687	–
Management fees	5,030	–	38,030	–

Total Operating Expenses	52,766	(1,734)	131,825	25,357

Net Operating Income (Loss)	(52,766)	1,734	(131,825)	(25,357)

Other Income (Expenses)

Gain (loss) on change in fair value of derivative liability	(238,751)	(67,058)	(460,346)	330,888
Interest expense	(84,731)	(15,699)	(141,079)	(191,991)
Gain (loss) on extinguishment of debt	(498)	–	(290,620)	8,977

Total Other Income (Expenses)	(328,980)	(82,757)	(892,045)	147,874

Net Income (Loss)	(376,746)	(81,023)	(1,023,870)	122,517
Net Income (Loss) Per Share, Basic	(0.22)	(0.08)	(0.72)	0.12
Net Income (Loss) Per Share, Diluted	(0.22)	(0.08)	(0.72)	(0.00)
Weighted Average Shares Outstanding – Basic	1,676,778	1,074,255	1,421,618	1,000,029
Weighted Average Shares Outstanding – Diluted	1,676,778	1,074,255	1,421,618	841,322,050

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the three months ended January 31, 2019 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2018	500,000	500	1,074,255	1,074	3,938,057	(5,205,711)	(1,266,080)

Net loss	–	–	–	–	–	(81,023)	(81,023)

Balance – January 31, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,286,734)	(1,347,103)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882	(6,593,462)	(2,340,419)

Shares issued upon conversion of notes payable	–	–	86,970	87	8,610	–	8,697

Beneficial conversion feature on convertible debt	–	–	–	–	64,795	–	64,795

Net loss	–	–	–	–	–	(376,746)	(376,746)

Balance – January 31, 2020	500,000	500	1,747,678	1,748	4,324,287	(6,970,208)	(2,643,673)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

For the nine months ended January 31, 2019 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2018	500,000	500	628,664	628	3,883,787	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	–	–	445,591	446	54,270	–	54,716

Net income	–	–	–	–	–	122,517	122,517

Balance – January 31, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,286,734)	(1,347,103)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	–	–	673,423	674	290,973	–	291,647

Beneficial conversion feature on convertible debt	–	–	–	–	95,257	–	95,257

Net loss	–	–	–	–	–	(1,023,870)	(1,023,870)

Balance – January 31, 2020	500,000	500	1,747,678	1,748	4,324,287	(6,970,208)	(2,643,673)

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2020 $	For the nine months ended January 31, 2019 $

Operating Activities

Net income (loss)	(1,023,870)	122,517

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	48,055	150,098
Bad debts	–	5,051
Conversion penalties related to conversion of convertible note	3,000	5,833
Loss (Gain) on change in fair value of derivative liability	460,346	(330,888)
Preferred shares issued for management fees	33,000	–
Loss (gain) on settlement of debt	290,620	(8,977)
Original issue discount	14,563	–

Changes in operating assets and liabilities:

Prepaid expense	–	8,619
Accounts payable and accrued liabilities	91,202	40,795
Due to related parties	31	-

Net Cash Used In Operating Activities	(83,053)	(6,952)

Financing Activities

Proceeds from convertible debenture	115,630	–

Net Cash Provided by Financing Activities	115,630	–

Increase (decrease) in Cash	32,577	(6,952)

Cash – Beginning of Period	23,752	10,129

Cash – End of Period	56,329	3,177

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Beneficial conversion feature	95,257	–
Common stock issued for conversion of convertible debentures	291,647	54,716
Series B preferred shares issued for settlement of accounts and notes payable	550,000	–

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $2,643,673, and has an accumulated deficit of $6,970,208. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2020, the Company had 2,120,644,619 (January 31, 2019 – 840,322,050) potentially dilutive common shares outstanding.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share (the three-month periods are not included in the table below because the diluted net income (loss) per share are the same as the basic net income (loss) per share).

	January 31, 2020	January 31, 2019
Net income (loss)	(1,023,870)	122,517
Add back: interest expense, convertible notes	–	41,133
Less: gain on change in fair value of derivative liability	–	(330,888)
Adjusted net income (loss) for dilutive EPS	(1,023,870)	(167,238)
Weighted average number of common shares - Basic	1,421,618	1,000,029
EPS – Basic	(0.72)	0.12
Effect of dilutive securities, convertible notes and preferred series A and B shares	–	840,322,050
Weighted average number of common shares – Dilutive	1,421,618	841,322,079
EPS - Dilutive	(0.72)	(0.00)

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

3.Related Party Transactions

During the nine months ended January 31, 2020, the Company incurred $33,000 (2018 - $nil) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 7).  The Company also incurred an amount payable of $31 related to payment of operating expenses.

4.Notes Payable

(a) As at January 31, 2020, the Company owed $3,626 (April 30, 2019 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at January 31, 2020, the Company owed $10,000 (April 30, 2019 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at January 31, 2020, the Company owed $2,500 (April 30, 2019 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

 VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

4.Notes Payable (continued)

(d)As at January 31, 2020, the Company owed $15,000 (April 30, 2019 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

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

 Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. As at January 31, 2020, the loan was in default, the carrying value of the note was $8,990 (April 30, 2019 - $8,990), and the unamortized total discount was $nil (2018 - $nil).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the nine months ended January 31, 2020, the Company incurred a $nil (year ended April 30, 2019 - $38,965) default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at January 31, 2020, the loan was in default and the carrying value of the note was $93,965 (April 30, 2019 - $93,965).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the nine months ended

January 31, 2020, the Company incurred $nil (year ended April 30, 2019, $27,902) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at January 31, 2020, the loan was in default and the carrying value of the note was $64,352 (April 30, 2019 - $64,352).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. During the nine months ended January 31, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of accrued interest and $3,000 of conversion fees and finance costs. During the year ended April 30, 2019, the Company issued 167,930 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at January 31, 2020, the loan was in default and the carrying value of the note was $55,341 (April 30, 2019 - $55,341).

(e)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default the interest rate increases to 24%. During the year ended April 30, 2019, the Company incurred $854 in penalties that were added to the principal balance of the note.

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

During the nine months ended January 31, 2020, the Company issued 255,475 shares of common stock for the conversion of $6,496 of the note and $2,446 of accrued interest. During the year ended April 30, 2019, the Company issued 277,661 shares of common stock for the conversion of $13,196 of the note and $1,395 of accrued interest. As at January 31, 2020, the loan was in default, the carrying value of the note was $2,902 (April 30, 2019 - $9,398), and the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of January 31, 2020, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On October 4, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000, which was the first tranche of a convertible debenture totaling $102,000 (the “October 4, 2017 Agreement”). Pursuant to the October 4, 2017 Agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $21,910 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2020, the loan was in default, the carrying value of the note was $57,910 (April 30, 2019 - $57,910), and the unamortized total discount was $nil (April 30, 2019 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2019, the Company recorded a $3,333 principal penalty. As at January 31, 2020, the loan was in default, the carrying value of the note was $36,666 (April 30, 2019 - $36,666), and the unamortized total discount was $nil (April 30, 2019 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of January 31, 2020, and at the date of filing, no proceeds have been received on the back-end note.

(h)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the second tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $20,084 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), and the unamortized total discount was $nil (April 30, 2019 - $nil).

(i)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the final tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2019, the Company incurred $20,084 in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2019 - $53,084), and the unamortized total discount was $nil (April 30, 2019 - $nil). (j)

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2020 the loan was in default, the carrying value of the note was $36,000 (April 30, 2019 - $nil), and the unamortized total discount was $nil (April 30, 2019 - $36,000).

(k)On September 12, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 12, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.078. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

As at January 31, 2020, the carrying value of the convertible notes was $9,442 (April 30, 2019 - $nil) and had an unamortized discount of $23,558 (April 30, 2019 - $nil). During the nine months ended January 31, 2020, the Company recorded accretion expense of $6,904 (2019 - $nil).

(l)On November 13, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $28,193. Pursuant to the agreement, the note was issued with an original issue discount of $2,563 and as such the purchase price was $25,630. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 13, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.048. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,795 as additional paid-in capital and reduced the carrying value of the convertible note to $9,398. The carrying value will be accreted over the term of the convertible notes up to their face value of $28,193.

As at January 31, 2020, the carrying value of the convertible notes was $13,176 (April 30, 2019 - $nil) and had an unamortized discount of $15,017 (April 30, 2019 - $nil). During the nine months ended January 31, 2020, the Company recorded accretion expense of $3,778 (2019 - $nil).

(m)On January 14, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 14, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.06. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible note to $11,667. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000.

As at January 31, 2020, the carrying value of the convertible notes was $12,606 (April 30, 2019 - $nil) and had an unamortized discount of $22,394 (April 30, 2019 - $nil). During the nine months ended January 31, 2020, the Company recorded accretion expense of $939 (2019 - $nil).

(n)On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $68,000. Pursuant to the agreement, the note was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. During the nine months ended January 31, 2020, the Company received the first tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 23, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.048. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $22,667 as additional paid-in capital and reduced the carrying value of the convertible note to $11,767. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at January 31, 2020, the carrying value of the convertible notes was $11,768 (April 30, 2019 - $nil) and had an unamortized discount of $22,232 (April 30, 2019 - $nil). During the nine months ended January 31, 2020, the Company recorded accretion expense of $434 (2019 - $nil).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2020, the Company recorded a loss on the change in fair value of derivative liability of $460,346 (January 31, 2019 – gain of $330,888). As at January 31, 2020, the Company recorded a derivative liability of $1,287,942 (April 30, 2019 - $1,080,589).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2019	1,080,589
Adjustment for conversion	(252,993)
Mark to market adjustment at January 31, 2020	460,346

Balance, January 31, 2020	1,287,942

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

8.Common Shares

During the nine months ended January 31, 2020, the Company issued an aggregate of 673,423 common shares with a fair value of $291,647 upon the conversion of $6,496 of convertible debentures, $252,993 of derivative liabilities, $20,490 of accrued interest, and $3,000 in conversion fees resulting in a loss on settlement of debt of $8,668.  The remaining loss settlement of debt relates to the issuance of the Series B preferred stock.  See Note 7.

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

11.Subsequent Events

On February 1, 2020, the Company signed a consulting services agreement with an unrelated party to be paid in 500,000 shares of common stock and $5,000 per month for the duration of the contract. This agreement has been terminated, however, the Company anticipates issuing the 500,000 shares in the future.

On February 5, 2020, the Company signed a joint venture agreement for a 25% share in the Hemp seed and genetics industry. The Company has committed to contribute $300,000 to the joint venture on a to be mutually agreed upon schedule. Additionally, the Company will issue 1,500,000 common shares to the other members of the joint venture as compensation for their initial contributions. On May 11, 2020, the agreement was terminated with no shares issued or contributions made.

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

On May 1, 2020, the Company signed a consulting services agreement with an unrelated party to be paid in 2,000,000 shares of common stock upon the execution of the agreement and $5,000 per month for the duration of the contract beginning July 31, 2021.  These shares have not yet been issued.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2020	April 30, 2019
	$	$
	(unaudited)
Current Assets	56,329	23,752
Current Liabilities	2,700,002	2,030,459
Working Capital (Deficit)	(2,623,673)	(2,006,707)

Cash Flows

	January 31, 2020	January 31, 2019
	$	$
(unaudited)
Cash Flows used in Operating Activities	(83,053)	(6,952)
Cash Flows from (used in) Investing Activities	-	-

Cash Flows from Financing Activities	115,630	-
Net increase (decrease) in Cash During Period	32,577	(6,952)

Operating Revenues

During the three and nine months ended January 31, 2020 and 2019, the Company recorded revenues of $0 and $0, respectively.

Operating Expenses and Net Loss

During the three months ended January 31, 2020, the Company recorded operating expenses of $52,766 compared to operating expenses of ($1,734) for the three months ended January 31, 2019.  The increase in operating expenses is due to an increase in general and administrative fees of $37,655, an increase in professional fees of $11,815 and an increase in management fees of $5,030.

Net loss for the three months ended January 31, 2020 was $376,746 compared to a net loss of $81,023 during the three months ended January 31, 2019.  In addition to operating expenses, in the three months ended January 31, 2020, the Company incurred a loss on the change in fair value of derivative liability of $238,751 and interest expense of $84,731 relating to interest on outstanding convertible notes.  Comparatively, the Company incurred a loss of $67,058 on the change in fair value of the derivative liability and interest expense of $15,699 for the three months ended January 31, 2019.

During the nine months ended January 31, 2020, the Company recorded operating expenses of $131,825 compared with $25,357 for the nine months ended January 31, 2019. The increase in operating expenses of $106,468 reflected an increase in management fees of $38,030, an increase in professional fees of $51,687 and an increase in general and administrative fees of $31,990, partially offset by a decrease in the payment of consulting fees of $8,619, and an decrease in bad debt of $6,620. The increases in professional expenses is primarily associated with bringing the Company current in its filings.

Net loss for the nine months ended January 31, 2020 was $1,023,870 as compared with net income of $122,517 during the nine months ended January 31, 2019.  In addition to the increase in operating expenses, the Company recorded a $460,346 loss on the change in fair value of derivative liability, $141,079 in interest, and a loss on settlement of debt of $290,620.  During the nine months ended January 31, 2019, the Company recorded a $330,888 gain on the change in fair value of derivative liability, $191,991 of interest expense and $8,977 gain on settlement of debt.  The increase in the net loss during the current year was due largely to an increase in operating expenses, the issuance of Series B Preferred Stock to the Company’s in exchange for $33,000 in management fees, the loss of fair value on derivative liability and to a larger loss with regards to the change in the loss on extinguishment of debt of $299,597.

For the nine months ended January 31 2020, the Company recorded a loss per share of $0.72 as compared with net income per share basic of $0.12 per share and net loss per share dilutive of $0.00 per share for the nine months ended January 31, 2019.

Liquidity and Capital Resources

As of January 31, 2020, the Company's total asset balance was, $56,329, compared to $23,752 as of April 30, 2019. The increase in total assets was due to an increase in cash in the amount of $32,577.

As of January 31, 2020, the Company had total liabilities of 2,700,002 compared with total liabilities of $2,030,459 as at April 30, 2019. The increase in total liabilities was due to a decrease in accounts payable of $196,346 and an increase of convertible debt of $76,495, an increase in derivative liability of $207,353, and preferred stock liability of $583,000.

As of January 31, 2020, the Company had a working capital deficit of $2,643,673 compared with $2,006,707 as of April 30, 2019.  The change in working capital deficit was primarily due to the added preferred stock liability of $583,000.

Cash Flow from Operating Activities

During the nine months ended January 31, 2020, the Company used $83,053 of cash for operating activities compared with $6,952 of cash for operating activities during the nine months ended January 31 2019. The increase in cash used for operating activities was due to a decrease in the amortization of discount on convertible debt payable, the issuance of preferred shares for management fee, a decrease in the loss on change in fair value of derivative liability, default and conversion fees, original issue discount and prepaid expenses offset by an increase in interest and penalties accrued on convertible debt.

Cash Flow from Investing Activities

During the nine months ended January 31, 2020 and 2019, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended January 31, 2020, the Company received $115,630 of cash from financing activities consisting of $115,630 from the issuance of convertible debentures compared to $0 received during the nine months ended January 31, 2019.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At January 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $2,643,673, and has an accumulated deficit of $6,970,208. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed in our annual 10-K filing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: May 12, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 12, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director