Form 10-K
period 2020-04-30
APPIPHANY TECHNOLOGIES HOLDINGS CORP
filed 2020-07-31
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2020

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

Yes [ X]   No [  ]

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

 Large Accelerated Filer  [  ]                                                                          Accelerated Filer  [  ]

 Non-Accelerated Filer [X]                                                                             Smaller Reporting Company  [X]

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2019 was $149,464 based upon the price ($0.09) at which the common stock was last sold as of the last business day of the most recently completed fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of July 31, 2020, there were 30,009,002 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

Use of Term

Except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Verde Bio Holdings, Inc.  All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

Verde Bio Holdings, Inc. (formerly Appiphany Technologies Holdings Corp.) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On February 19, 2019, Media Convergence Group, a Nevada corporation (“Media Convergence”) entered into a certain Stock Purchase Agreement (the "Purchase Agreement") with TerraQuest Holdings, LLC (“TerraQuest”) for the sale of 500,000 shares of the Series A Preferred Stock (the “Shares”) of the Company.  The purchase of the Shares (“Share Purchase”) was closed on November 22, 2019.

Upon the Closing of the Share Purchase, Scott Cox, as the successor in interest to TerraQuest, became the owner of the Shares, and as such gained voting control of the Company by virtue of the 10,000 for 1 voting rights of the Series A Preferred Shares.

In connection with the Closing of the Share Purchase, the Company changed its management and Board. Robert Sargent resigned as the sole member of the Board and Scott Cox was elected as the sole member of the Board and as the Company’s Chief Executive Officer.  Mr. Cox brings 25 years of experience in the oil gas industry changed the Company’s business strategy to oil and gas exploration and investment.

Nature of Business

The Company is a growing U.S. energy company based in Frisco, Texas, engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the U.S. The Company’s dual-focused growth strategy relies primarily on leveraging management’s expertise to grow through the strategic acquisition of non-operating, working interests and royalty interests with the goal of developing into a major company in the industry. Through this strategy of acquisition of royalty and non-operating properties, the Company has the unique ability to rely on the technical and scientific expertise of the world-class E&P companies operating in the area.

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

Government Regulation

The oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from our wells may be fixed. Governmental regulation also may limit or otherwise affect the market for wells’ production and the price which may be paid for that production. Governmental regulations relating to environmental matters could also affect our operations. The nature and extent of various regulations, the nature of other political developments and their overall effect upon us are not predictable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices are currently located at 5 Cowboys Way, Suite 300, Frisco, Texas 75043, and our telephone number is (972) 217-4080. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets.  Our common stock has been quoted on the OTC Markets since October 20, 2011.  Our common stock is traded under the symbol “VBHI”.  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Record Holders

As of July 31, 2020, 30,009,078 shares of our common stock were issued and outstanding and were owned by approximately 40 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2020, the Company issued an aggregate of 755,612 common shares with a fair value of $309,729 upon the conversion of $8,196 of convertible debentures, $269,951 of derivative liabilities, $21,255 of accrued interest, and $3,000 in conversion fees resulting in a loss on settlement of debt of $7,527.  The remaining loss settlement of debt relates to the issuance of the Series B preferred stock.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2020 $	April 30, 2019 $
Current Assets	1,631	23,752
Current Liabilities	3,136,509	2,030,459
Working Capital (Deficit)	(3,134,878)	(2,006,707)

Cash Flows

	April 30, 2020 $	April 30, 2019 $
Cash Flows used in Operating Activities	(177,751)	(16,377)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	155,630	30,000
Net increase (decrease) in Cash During Period	(22,121)	13,623

Operating Revenues

During the years ended April 30, 2020 and 2019, the Company recorded revenues of $0 and $0, respectively. This decrease was due to the unavailability of our prior product offering and the anticipated shift to a new industry.

Operating Expenses and Net Loss

During the year ended April 30, 2020, the Company recorded operating expenses of $259,217 compared with $37,081 for the year ended April 30, 2019.  The increase in operating expenses of $222,136 reflected an increase in General and administrative expenses of the payment of consulting fees of $100,789, an increase in management fees of $38,030 and an increase in professional fees of $93,505, offset by a bad debt recovery of $1,569 and a decrease in consulting fees of $8,619.   The increase in operating expenses corresponded with the costs and expenses associated with bringing the Company current in its filings and the shift to a new industry focus.

Net loss for the year ended April 30, 2020 was $1,575,407 as compared with $537,087 during the year ended April 30, 2019.  In addition to the increase in operating expenses, the Company recorded a $794,930 loss on the change in fair value of derivative liability, $231,658 in interest, and a loss on settlement of debt of $289,602.  During the year ended April 30, 2019, the Company recorded a $158,657 loss on the change in fair value of derivative liability, $350,326 of interest and debt discount accretion expense, and $8,977 gain on settlement of debt.  The increase in the net loss during the current year was due largely to an increase in operating expenses and to a greater loss with regards to the change in the fair value of the derivative liability of $794,930.

For the year ended April 30, 2020, the Company recorded a loss per share of $1.03 as compared with a loss per share of $0.53 per share for the year ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2020, the Company's total asset balance was $1,631, compared to $23,752 for the year ended April 30, 2019.  The decrease in total assets was due to a decrease in cash of $22,121.

As of April 30, 2020, the Company had total liabilities of $3,136,509 compared with total liabilities of $2,030,459 as at April 30, 2019. The increase in total liabilities was due to an increase in convertible debt in the amount of $131,935, an increase in derivative liability of $524,979, an increase in amounts due to related parties of $19,056, and convertible preferred Series B Stock liability of $583,000, offset by a decrease in notes payable of $990 and a decrease in accounts payable and accrued liabilities of $151,930 as the Company had limited cash flows for day-to-day expenditures.

As of April 30, 2020, the Company had a working capital deficit of $3,134,878 compared with $2,006,707 as of April 30, 2019.  The increase in working capital deficit was due to an increase in convertible debt in the amount of $131,935, an increase in derivative liability of $524,979, an increase in amounts due to related parties of $19,056, and convertible preferred Series B Stock liability of $583,000.

Cash Flows from Operating Activities

During the year ended April 30, 2020, the Company used $177,751 of cash for operating activities compared with $16,377 of cash for operating activities during the year ended April 30, 2019. The increase was due to an increase in the loss on change in fair value of derivative liability in the amount of $636,273, loss on the settlement of debt of $298,579, preferred shares issued for consulting fees of $33,000 and original issue discount of $21,563 and is offset by a decrease in default and conversion fees of $2,833, interest and penalties accrued on convertible debt payments of $108,824 and amortization of discount on convertible debt of $71,647.

Cash Flows from Investing Activities

During the years ended April 30, 2020 and 2019, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the year ended April 30, 2020, the Company received $155,630 of cash from financing activities from the issuance of convertible debentures compared to $30,000 received during the year ended April 30, 2019.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At April 30, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,134,878, and has an accumulated deficit of $7,521,745. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. As at April 30, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,134,878, and has an accumulated deficit of $7,521,745. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The audited financial statements included in this Form 10-K do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERDE BIO HOLDINGS, INC.

Consolidated Financial Statements

For the Years Ended April 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Verde Bio Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Bio Holdings, Inc. (formerly Appiphany Technologies Holdings Corp) (“the Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit from recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

July 30, 2020

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2020 $	April 30, 2019 $

ASSETS

Current Assets

Cash	1,631	23,752

Total Assets	1,631	23,752

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	333,034	484,964
Due to related parties	19,056	–
Convertible debenture, net of unamortized discount of $95,057 and $36,000, respectively	564,725	432,790
Notes payable	31,126	32,116
Derivative liability	1,605,568	1,080,589
Convertible preferred Series B stock liability	583,000	–

Total Liabilities	3,136,509	2,030,459

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share Convertible Preferred Series A: Issued and outstanding:500,000 shares	500	500

Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share issued and outstanding: 1,829,867 and 1,074,255 shares, respectively	1,830	1,074

Additional paid-in capital	4,384,537	3,938,057

Accumulated deficit	(7,521,745)	(5,946,338)

Total Stockholders’ Deficit	(3,134,878)	(2,006,707)

Total Liabilities and Stockholders’ Deficit	1,631	23,752

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2020 $	Year ended April 30, 2019 $

Operating Expenses

(Recovery) bad debt	(1,569)	–
Consulting fees	–	8,619
General and administrative	114,803	14,014
Management fees	38,030	–
Professional fees	107,953	14,448

Total Operating Expenses	259,217	37,081

Net Operating Loss	(259,217)	(37,081)

Other Income (Expenses)

Loss on change in fair value of derivative liability	(794,930)	(158,657)
Interest expense	(231,658)	(350,326)
(Loss) gain on settlement of debt	(289,602)	8,977

Total Other Expenses	(1,316,190)	(500,006)

Net Loss	(1,575,407)	(537,087)
Net Loss Per Share, Basic and Diluted	(1.03)	(0.53)
Weighted Average Shares Outstanding – Basic and Diluted	1,533,316	1,018,128

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2018	500,000	500	628,664	628	3,883,787	(5,409,251)	(1,524,336)

Shares issued upon conversion of notes payable	–	–	445,591	446	54,270	–	54,716

Net loss	–	–	–	–	–	(537,087)	(537,087)

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	–	–	755,612	756	308,973	–	309,729

Beneficial conversion feature on convertible debt	–	–	–	–	137,507	–	137,507

Net loss	–	–	–	–	–	(1,575,407)	(1,575,407)

Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	(7,521,745)	(3,134,878)

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2020 $	Year ended April 30, 2019 $

Operating Activities

Net Loss	(1,575,407)	(537,087)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debt payable	78,451	150,098
Loss on change in fair value of derivative liability	794,930	158,657
Interest and penalties accrued on convertible debt payable	21,995	130,819
Loss (gain) on settlement of debt	289,602	(8,977)
Preferred shares issued for consulting fees	33,000	–
Default and conversion fees	3,000	5,833
Original issue discount	21,563	6,000

Changes in operating assets and liabilities:

Accounts receivable	–	5,051
Prepaid expense	–	8,619
Accounts payable and accrued liabilities	136,059	64,610
Due to related parties	19,056	–

Net Cash Used In Operating Activities	(177,751)	(16,377)

Financing Activities

Proceeds from convertible debenture	155,630	30,000

Net Cash Provided by Financing Activities	155,630	30,000

Increase (decrease) in Cash	(22,121)	13,623

Cash – Beginning of Period	23,752	10,129

Cash – End of Period	1,631	23,752

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Beneficial conversion feature	137,507	–
Common stock issued for conversion of convertible debentures	309,729	54,716
Series B preferred shares issued for settlement of accounts and notes payable	550,000	–

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.Nature of Operations and Continuance of Business

Verde Bio Holdings Inc. (formerly Appiphany Technologies Holdings Corp.) (“The Company”) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On November 18, 2015, ATC was dissolved. Currently, the Company is in the business of oil and gas exploration and investment.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,134,878, and has an accumulated deficit of $7,521,745. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the US and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s operations. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future; therefore, the Company cannot reasonably estimate the impact at this time on our business, liquidity, capital resources and financial results.

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2020 and 2019, the Company had no items representing cash equivalents.

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

(e)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2020, the Company had 39,994,463 (2019 – 14,502,891) potentially dilutive common shares outstanding.

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2020, and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value as of April 30, 2020 and 2019 on a recurring basis:

April 30, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,605,568)	(794,930)

April 30, 2019

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,080,589)	(158,657)

(g)Stock-based Compensation

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.  Summary of Significant Accounting Policies (continued)

(h)Income Taxes

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

As of April 30, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2016 to 2020. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(i)Recent Accounting Pronouncements

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

3.Related Party Transactions

During the year ended April 30, 2020, the Company incurred $33,000 (2019 - $nil) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 7).

As at April 30, 2020, the Company owed the President and Director of the Company $19,056 (2019 - $nil). The amount is non-interest bearing and due on demand.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4. Notes Payable

(a) As at April 30, 2020, the Company owed $3,626 (2019 - $4,616) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at April 30, 2020, the Company owed $10,000 (2019 – $10,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on June 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at April 30, 2020, the Company owed $2,500 (2019 – $2,500) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at April 30, 2020, the Company owed $15,000 (2019 – $15,000) in a note payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital during the year ended April 30, 2017. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

5.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $1,020) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $105,000. As at April 30, 2020, the loan was in default, the carrying value of the note was $8,990 (2019 - $8,990), and the unamortized total discount was $nil (2018 - $nil).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the year ended April 30, 2020, the Company incurred a $nil (2019 - $38,965) default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at April 30, 2020, the loan was in default, the carrying value of the note was $93,965 (2019 - $93,965).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.Convertible Debentures (continued)

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $27,902) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,450. As at April 30, 2020, the loan was in default and the carrying value of the note was $64,352 (2019 - $64,352).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $57,250. During the year ended April 30, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of accrued interest and $3,000 of conversion fees and finance costs. During the year ended April 30, 2019, the Company issued 167,930 shares of common stock for the conversion of $1,569 of the note and $2,712 of accrued interest and $2,500 of conversion fees and finance costs. As at April 30, 2020, the loan was in default and the carrying value of the note was $55,341 (2019 - $55,341).

(e)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default the interest rate increases to 24%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $854) in penalties that were added to the principal balance of the note.

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

During the year ended April 30, 2020, the Company issued 337,664 shares of common stock for the conversion of $8,196 of the note and $3,212 of accrued interest. During the year ended April 30, 2019, the Company issued 277,661 shares of common stock for the conversion of $13,196 of the note and $1,395 of accrued interest. As at April 30, 2019, the loan was in default, the carrying value of the note was $1,202 (2019 - $9,398), and the unamortized total discount was $nil (2019 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of April 30, 2020, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On October 4, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000, which was the first tranche of a convertible debenture totaling $102,000 (“the October 4, 2017 Agreement”). Pursuant to this agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $21,910) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2020, the loan was in default, the carrying value of the note was $57,910 (2019 - $57,910), and the unamortized total discount was $nil (2019 - $nil).

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.  Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2020, the Company recorded a $nil (2019 - $3,333) principal penalty. As at April 30, 2020, the loan was in default, the carrying value of the note was $36,666 (2019 - $36,666), and the unamortized total discount was $nil (2019 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of April 30, 2020, and at the date of filing, no proceeds have been received on the back-end note.

(h)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the second tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $20,084) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2020, the loan was in default, the carrying value of the note was $53,084 (2019 - $53,084), and the unamortized total discount was $nil (2019 - $nil).

(i)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000, which was the final tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $20,084) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2020, the loan was in default, the carrying value of the note was $53,084 (2019 - $53,084), and the unamortized total discount was $nil (2019 - $nil).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.  Convertible Debentures (continued)

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, for proceeds of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note. During the year ended April 30, 2020, the Company incurred $21,995 (2019 - $nil) in default penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2020, the carrying value of the note was $57,995 (2019 - $nil), and the unamortized total discount was $nil (2019 - $36,000).

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

As at April 30, 2020, the carrying value of the convertible note was $20,897 (April 30, 2019 - $nil) and had an unamortized discount of $12,103 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $18,359 (2019 - $nil).

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

As at April 30, 2020, the carrying value of the convertible note was $18,852 (April 30, 2019 - $nil) and had an unamortized discount of $9,341 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $9,454 (2019 - $nil).

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHOLOGIES HOLDINGS CORP.)

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

As at April 30, 2020, the carrying value of the convertible note was $17,983 (April 30, 2019 - $nil) and had an unamortized discount of $17,017 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $6,316 (2019 - $nil).

(n)On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $68,000. Pursuant to the agreement, the note was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. On January 23, 2020, the Company received the first tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 23, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.048. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $22,667 as additional paid-in capital and reduced the carrying value of the convertible note to $11,333. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at April 30, 2020, the carrying value of the convertible note was $16,836 (April 30, 2019 - $nil) and had an unamortized discount of $17,164 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $5,503 (2019 - $nil).

(o)On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $68,000. Pursuant to the agreement, the note was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. On March 4, 2020, the Company received the second tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 4, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.048. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,750 as additional paid-in capital and reduced the carrying value of the convertible note to $4,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.  Convertible Debentures (continued)

As at April 30, 2020, the carrying value of the convertible note was $6,720 (April 30, 2019 - $nil) and had an unamortized discount of $27,280 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $2,470 (2019 - $nil).

(p)On March 25, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $13,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $10,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 25, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.018. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $13,000.

As at April 30, 2020, the carrying value of the convertible note was $849 (April 30, 2019 - $nil) and had an unamortized discount of $12,151 (April 30, 2019 - $nil). During the year ended April 30, 2020, the Company recorded accretion expense of $349 (2019 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2020, the Company recorded a loss on the change in fair value of derivative liability of $794,930 (2019 – loss of $158,657). As at April 30, 2020, the Company recorded a derivative liability of $1,605,568 (2019 - $1,080,589).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2018	928,252
Derivative loss due to new issuances	23,837
Debt discount	36,000
Adjustment for conversion	(42,320)
Mark to market adjustment at April 30, 2019	134,820

Balance, April 30, 2019	1,080,589
Adjustment for conversion	(269,951)
Mark to market adjustment at April 30, 2020	794,930

Balance, April 30, 2020	1,605,568

7.Convertible Preferred Series B Stock Liability

On June 13, 2019, the Company designated 1,000,000 shares of preferred stock as Series B. The holders of Series B preferred shares are not entitled to receive dividends except as may be declared by the Board at its sole and absolute discretion. Each Series B preferred share is convertible into common shares according to the following formula: the Stated Value of $1.10 per share of Series B preferred stock divided by the closing price of the

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.   Convertible Preferred Series B Stock Liability (continued)

Common Stock on the day prior to the conversion. Holders of Series B preferred stock shall not have voting rights.

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.  Because the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount ($1.10 worth of common stock), the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet.

8.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.001 per share.

On February 14, 2020, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. The impact of these reverse stock split has been applied on a retroactive basis to all periods presented.

Share Transactions for the Year Ended April 30, 2020

During the year ended April 30, 2020, the Company issued an aggregate of 755,612 common shares with a fair value of $309,729 upon the conversion of $8,196 of convertible debentures, $269,951 of derivative liabilities, $21,255 of accrued interest, and $3,000 in conversion fees resulting in a loss on settlement of debt of $7,527.  The remaining loss settlement of debt relates to the issuance of the Series B preferred stock.  See Note 7.

Share Transactions for the Year Ended April 30, 2019

During the year ended April 30, 2019, the Company issued an aggregate of 445,591 common shares with a fair value of $54,716 upon the conversion of $14,765 of convertible debentures, $4,130 of accrued interest, $2,500 in conversion fees, and $42,320 of derivative liabilities resulting in a gain on settlement of debt of $8,977.

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

10.   Income Taxes

The Company has $2,756,402 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2020 and 2019 as a result of the following:

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.Income Taxes (continued)

	2020 $	2019 $

Net loss before taxes	(1,575,407)	(537,087)
Statutory rate	21%	21%

Computed expected tax recovery	(330,835)	(112,788)
Permanent differences and other	242,525	62,953
Effect of change in rate	–	–
Change in valuation allowance	88,310	49,835

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2020 and 2019 after applying enacted corporate income tax rates are as follows:

	2020 $	2019 $

Net operating losses carried forward	576,967	488,657

Total gross deferred income tax assets	576,967	488,657
Valuation allowance	(576,967)	(488,657)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2020, the Company has no uncertain tax positions.

11.   Commitments and contingencies

On February 19, 2019, the former Chief Executive Officer and Director of the Company entered into a Stock Purchase Agreement to sell his 500,000 Series A Preferred Stock to the current Chief Executive Officer and Director, the closing of which is pending certain closing conditions, including, but not limited to the Company getting current with its SEC filings and restricting some of its outstanding debt. This transaction was completed on November 22, 2019.

On February 5, 2020, the Company signed a joint venture agreement (the “Joint Venture”) for a 25% share in the Hemp seed and genetics industry. The Company has committed to contribute $300,000 to the joint venture on a to be mutually agreed upon schedule. Additionally, the Company will issue 1,500,000 common shares to the other members of the joint venture as compensation for their initial contributions. See note 11.

12.   Subsequent Events

Subsequent to the year ended April 30, 2020, the Company issued 2,429,135 common shares upon the conversion of $22,142 of accrued interest on convertible debentures and $500 of conversion fee penalties.

On May 1, 2020 the company entered into a consulting service agreement with an unrelated party. The consultant will render consulting services relating to business planning, execution and acquisition strategy. The Company will issue 2,000,000 shares of common stock at $0.01 par value on the execution of this agreement and pay a minimum retainer of $5,000 each month beginning 07/01/2021 for the duration of the contract. This agreement has been terminated, however, the Company anticipates issuing the 500,000 shares in the future.

On May 11, 2020, the Joint Venture (See Note 10) was terminated with no shares issued or contributions made.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

12.Subsequent Events (continued)

On May 28, 2020, the Company granted 24,500,000 restricted shares in exchange for services valued at $65,000. The shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed without the prior written consent of the Company. 20,000,000 of the restricted shares were issued to the CEO of the Company and 1,000,000 of the restricted shares were issued to the father of the CEO of the Company.

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months at par value of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note.

Subsequent to the year ended April 30, 2020, the Company issued 1,250,000 common shares for proceeds of $25,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2020 using the criteria established in " Internal Control - Integrated Framework - 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2020 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of April 30, 2020 the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2020 the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2020 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2020 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2020 our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2020 and 2019:

  Summary Compensation Table

Officer/ Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Sargent (Director, President Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer)(1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Cox (Director, President Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer)(1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)Mr. Sargent was appointed as President, CEO, CFO, and a director of the Company on October 13, 2014.   Mr. Sargent was replaced by Mr. Cox as a director effective November 22, 2019 and an officer effective November 22, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of April 30, 2020 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of April 30, 2020, we had 1,829,867 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Scott Cox(3) 5 Cowboys Way, Suite 300 Frisco Texas 75034	0	0%
Series A Preferred Stock	Scott Cox(3) 5 Cowboys Way, Suite 300 Frisco Texas 75034	500,000	100%

Series A Preferred Stock	All Officers and Directors as a Group Stock (1 Person)	500,000	100%

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

(2) Based on 1,829,867 issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of April 30, 2020.

(3)Scott Cox is the sole officer of the Company.

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

·Obtaining disinterested directors consent; and

·Obtaining shareholder consent where required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2020	Year Ended April 30, 2019
Audit fees	$30,500	$30,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$30,500	$30,500

Audit Fees

During the fiscal year ended April 30, 2020, we incurred approximately $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2020.

During the fiscal year ended April 30, 2019, we incurred approximately $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2019.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1)) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2020 and 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed with the SEC on January 1, 2013 as part of our Information Statement on Form 14C.
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: July 31, 2020	/s/ Scott Cox
By: Scott Cox
Its: Chief Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 31, 2020	/s/ Scott Cox
By: Scott Cox, Director