Form 10-Q
period 2020-07-31
VERDE BIO HOLDINGS, INC.
filed 2020-09-21
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes [X] No

As of September 21, 2020 there were 42,459,078 shares of the registrant's $0.001 par value common stock issued and outstanding.

VERDE BIO HOLDINGS, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Verde Bio Holdings, Inc., (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "VBH", "we", "us" and "our" are references to Verde Bio Holdings, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months Ended June 31, 2020

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2020 $	April 30, 2020 $
	(unaudited)
ASSETS
Current Assets
Cash	2,779	1,631
Total Assets	2,779	1,631

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	348,753	333,034
Due to related parties	43,288	19,056
Convertible debentures, net of unamortized discount of $70,541 and $95,057, respectively	600,251	564,725
Notes payable	54,043	31,126
Derivative liability	1,973,082	1,605,568
Convertible preferred Series B stock liability	583,000	583,000
Total Liabilities	3,602,417	3,136,509

STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
30,009,078 and 1,829,867 shares, respectively	30,009	1,830
Additional paid-in capital	4,787,145	4,384,537
Subscriptions Payable	15,000	-
Accumulated deficit	(8,432,292)	(7,521,745)
Total Stockholders’ Deficit	(3,599,638)	(3,134,878)

Total Liabilities and Stockholders’ Deficit	2,779	1,631

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2020 $	For the three months ended July 31, 2019 $

Operating Expenses

(Recovery) bad debt	–	(1,569)
Consulting fees	40,800	–
General and administrative	62,092	2,217
Professional fees	34,670	10,109
Management fees	204,000	33,000

Total Operating Expenses	341,562	43,757

Operating Income (Loss)	(341,562)	(43,757)

Other Income (Expenses)

Loss on change in fair value of derivative liability	(471,266)	(27,005)
Interest expense	(96,717)	(25,363)
Gain (loss) on extinguishment of debt	(1,002)	(290,303)

Total Other Income (Expenses)	(568,985)	(342,671)

Net Loss	(910,547)	(386,428)
Net Loss Per Share, Basic and Diluted	(0.04)	(0.36)
Weighted Average Shares Outstanding – Basic and Diluted	22,370,654	1,080,072

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the three months ended July 31, 2019 and 2020

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	-	-	107,110	107	156,272	-	156,379

Net loss	–	–	–	–	–	(386,428)	(386,428)

Balance – July 31, 2019	500,000	500	1,181,365	1,181	4,094,329	(6,332,766)	(2,236,756)

	Preferred Stock		Common Stock		Additional		Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Deficit	Total
	#	$	#	$	$	$	$	$
Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	–	(7,521,745)	(3,134,878)

Rounding shares (reverse split)	–	–	76	–	–	–	–	–

Shares issued for management and consulting fees	–	–	24,500,000	24,500	225,400	–	–	249,900

Shares issued upon conversion of notes payable	–	–	2,429,135	2,429	133,958	–	–	136,387

Shares issued for cash	–	–	1,250,000	1,250	23,750	–	–	25,000

Beneficial conversion feature on convertible debt	–	–	–	–	19,500	–	–	19,500

Subscriptions payable	–	–	–	–	–	15,000	–	15,000

Net loss	–	–	–	–	–	–	(910,547)	(910,547)

Balance – July 31, 2020	500,000	500	30,009,078	30,009	4,787,145	15,000	(8,432,292)	(3,599,638)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2020 $	For the three months ended July 31, 2019 $

Operating Activities

Net Loss	(910,547)	(386,428)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	44,016	20
Conversion penalties related to conversion of convertible note	500	500
Loss on change in fair value of derivative liability	471,266	27,005
Preferred shares issued for management fees	–	33,000
Loss on settlement of debt	1,002	290,303
Commitment fee for equity purchase agreement	20,000	–
Shares issued for management and consulting fees	249,900	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	37,862	26,304
Due to related parties	24,232	–

Net Cash Used In Operating Activities	(61,769)	(9,296)

Financing Activities

Proceeds from issuance of common stock	25,000	–
Proceeds from subscriptions payable	15,000	–
Proceeds from issuance of PPP Loan – SBA	22,917	–

Net Cash Provided by Financing Activities	62,917	–

Increase (decrease) in Cash	1,148	(9,296)

Cash – Beginning of Period	1,631	23,752

Cash – End of Period	2,779	14,456

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Beneficial conversion feature	19,500	–
Common stock issued for conversion of convertible debentures	136,387	156,379
Series B preferred shares issued for settlement of accounts and notes payable	–	550,000

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

1.Nature of Operations and Continuance of Business

Verde Bio Holdings Inc. (formerly Appiphany Technologies Holdings Corp.) (the “Company”) was incorporated in the State of Nevada on February 24, 2010. Currently, the Company is in the business of oil and gas exploration and investment.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable but management continues to monitor the situation.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,599,638, and has an accumulated deficit of $8,432,292. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2020. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

VERDE BIO HOLDINGS, INC.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2020, the Company had 83,348,239 (July 31, 2019 – 3,658,450) potentially dilutive common shares outstanding.

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

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

The following table presents assets and liabilities that are measured and recognized at fair value as of July 31, 2020 and April 30, 2020 on a recurring basis:

July 31, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,973,082)	(471,266)

April 30, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,605,568)	(794,930)

(e)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Related Party Transactions

During the three months ended July 31, 2020, the Company incurred $204,000 (2019 - $nil) in management fees to the President and Director of the Company which was paid in convertible common shares (see note 8).

During the three months ended July 31, 2020, the Company incurred $nil (2019 - $33,000) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 7).

As at July 31, 2020, the Company owed the President and Director of the Company $43,288 (2019 - $nil). The amount is non-interest bearing and due on demand.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

4.Notes Payable

(a) As at July 31, 2020, the Company owed $3,626 (April 30, 2020 - $3,626) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)  As at July 31, 2020, the Company owed $10,000 (April 30, 2020 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at July 31, 2020, the Company owed $2,500 (April 30, 2020 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at July 31, 2020, the Company owed $15,000 (April 30, 2020 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

   (e)On May 7, 2020, the Company received $22,917 (April 30, 2020 - $nil) in notes payable to a non-related party. The note payable was issued as a Small Business Administration Paycheck Protection from Wells Fargo SBA Lending. Under the terms of the note, the amount is unsecured, bears fixed interest at 1% per annum, and is due on May 07, 2022.

5.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil (2019 - $1,020 in penalties that were added to the principal balance of the note. During the three months ended July 31, 2020, the Company issued 1,115,335 shares of common stock for the conversion of $8,990 principal and $7,740 of accrued interest and the loan was fully converted.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $105,000. As at July 31, 2020, the loan was in default, the carrying value of the note was $nil (April 30, 2020 - $8,990), and the unamortized total discount was $nil (2020 - $nil).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note. During the three months ended July 31, 2020, the Company incurred a $nil (year ended April 30, 2020 - $nil) default fee on the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at July 31, 2020, the loan was in default and the carrying value of the note was $93,965 (April 30, 2020 - $93,965).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the three months ended July 31, 2020, the Company incurred $nil (year ended April 30, 2020 - $nil) in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at July 31, 2020, the loan was in default and the carrying value of the note was $64,352 (April 30, 2020 - $64,352).

(d)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default, the interest rate increases to 24%.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. During the three months ended July 31, 2020, the Company issued 1,313,800 shares of common stock for the conversion of $5,412 of accrued interest and $500 of conversion fees and finance costs. During the year ended April 30, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of the accrued interest and $3,000 of conversion fees and finance costs. As at July 31, 2020, the loan was in default and the carrying value of the note was $55,341 (April 30, 2020 - $55,341).

(e)On July 19, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12%

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

per annum, and was due on July 19, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default, the interest rate increases to 24%. During the year ended April 30, 2020, the Company incurred $nil in penalties that were added to the principal balance of the note.

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

During the year ended April 30, 2020, the Company issued 377,664 shares of common stock for the conversion of $8,196 of the note and $3,212 of accrued interest. As at July 31, 2020, the loan was in default, the carrying value of the note was $1,203 (April 30, 2020 - $1,203), and the unamortized total discount was $nil (April 30, 2020 - $nil).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of July 31, 2020, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On October 4, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000, which was the first tranche of a convertible debenture totaling $102,000 (the “October 4, 2017 agreement”). Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at July 31, 2020, the loan was in default, the carrying value of the note was $57,910 (April 30, 2020 - $57,910), and the unamortized total discount was $nil (April 30, 2020 - $nil).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. During the year ended April 30, 2020, the Company recorded $nil (2020 - $nil) principal penalty. As at July 31, 2020, the loan was in default, the carrying value of the note was $36,666 (April 30, 2020 - $36,666), and the unamortized total discount was $nil (April 30, 2020 - $nil).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the

(h)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the second tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084), and the unamortized total discount was $nil (April 30, 2020 - $nil).

(i)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the final tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2020, the Company incurred $nil in penalties that were added to the principal balance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084), and the unamortized total discount was $nil (April 30, 2020 - $nil).

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10%

VERDE BIO HOLDINGS, INC.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at July 31, 2020, the loan was in default, the carrying value of the note was $57,995 (April 30, 2020 - $57,995), and the unamortized total discount was $nil (April 30, 2020 - $nil).

(k)On September 12, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 12, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.078. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000. In the event of default, the conversion price decreases to 45% of the lowest trading price of the Company’s common stock of the twenty prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000.  The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at July 31, 2020, the due date of the loan had been extended to June 12, 2021, the carrying value of the note was $33,000 (April 30, 2020 - $20,897), and the unamortized total discount was $nil (April 30, 2020 - $12,103). During the three months ended July 31, 2020, the Company recorded accretion expense of $12,103 (2020 - $nil).

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

As at July 31, 2020, the carrying value of the convertible notes was $27,153 (April 30, 2020 - $18,852) and had an unamortized discount of $1,040 (April 30, 2020 - $9,341). During the three months ended July 31, 2020, the Company recorded accretion expense of $8,301 (2020 - $nil).

VERDE BIO HOLDINGS, INC.

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

As at July 31, 2020, the carrying value of the convertible notes was $25,823 (April 30, 2020 - $17,983) and had an unamortized discount of $9,177 (April 30, 2020 - $17,017). During the three months ended July 31, 2020, the Company recorded accretion expense of $7,840 (2020 - $nil).

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

As at July 31, 2020 the carrying value of the convertible notes was $24,250 (April 30, 2020 - $16,836) and had an unamortized discount of $9,750 (April 30, 2020 - $17,164). During the three months ended July 31, 2020, the Company recorded accretion expense of $7,414 (2020 - $nil).

(o)On March 25, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $13,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $10,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 25, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.018. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $13,000.

As at July 31, 2020, the carrying value of the convertible note was $2,321 (April 30, 2020 - $849) and had an unamortized discount of $10,679 (April 30, 2020 - $12,151). During three months ended July 31, 2020, the Company recorded accretion expense of $1,472 (2020 - $nil).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

5.Convertible Debentures (continued)

(p) On May 28, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $20,000 as a financing fee related to the Equity Purchase Agreement discussed in Note 10. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on February 28, 2021. The debenture is convertible into common shares of the Company at a conversion price $0.01. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $20,000.

As at July 31, 2020, the carrying value of the convertible note was $1,079 (April 30, 2020 - $nil) and had an unamortized discount of $18,921 (April 30, 2020 - $nil). During the three months ended July 31, 2020, the Company recorded accretion expense of $579 (2020 - $nil).

(q) On March 4, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000. Pursuant to the agreement, the note was issued with an original issue discount of $4,250 and as such the purchase price was $29,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 4, 2020. The debenture is convertible into common shares of the Company at a conversion price $0.048. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,750 as additional paid-in capital and reduced the carrying value of the convertible note to $4,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at July 31, 2020, the carrying value of the convertible note was $13,026 (April 30, 2020 - $6,720) and had an unamortized discount of $20,974 (April 30, 2020 - $27,280). During the three months ended July 31, 2020, the Company recorded accretion expense of $6,306 (2020 - $nil).

6.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended July 31, 2020, the Company recorded a loss on the change in fair value of derivative liability of $471,266 (July 31, 2019 – gain of $27,005). As at July 31, 2020, the Company recorded a derivative liability of $1,973,082 (April 30, 2020 - $1,605,568).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Derivative Liability (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2020	1,605,568
Adjustment for conversion	(103,752)
Mark to market adjustment at July 31, 2020	471,266

Balance, July 31, 2020	1,973,082

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

8.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.01 per share.

On February 14, 2020, the Company effected a reverse stock split on basis of 1 new common share for every 100 old common shares. The impact of these reverse stock split has been applied on a retroactive basis to all periods presented.

On May 22, 2020, the company issued 20,000,000 common shares with par value of $20,000 for management services to the President and Director of the Company.

On May 22, 2020, the Company issued 4,000,000 common shares with the par value of $4,000 for consulting services.

On May 22, 2020, the Company issued 500,000 common shares with the par value of $500 for legal services.

On June 5, 2020, the Company issued 1,313,800 common shares with a fair value of $92,097 for the conversion of $5,412 of accrued interest, conversion fees of $500 and derivative liability of $82,030 and resulting in gain on settlement of debt of $4,155.

On June 5, 2020, the company issued 91,300 common shares with a fair value of $6,400 for the conversion of $1,370 accrued interest, conversion fees of $nil and derivative liability of $5,031 and resulting in gain on settlement of debt of $nil.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

8.Common Shares (continued)

On June 29, 2020, the company issued 1,024,035 common shares with a fair value of $37,889 for the conversion of $8,990 of convertible notes payable, accrued interest of $6,370 and derivative liability of $25,681 and gain on settlement of debt of $3,152.

On June 10, 2020, the company issued 250,000 common shares as private placement with the par value of $250 and received proceeds of $5,000.

On July 1, 2020, the company issued 1,000,000 common shares as private placement with the par value of $1,000 and received proceeds of $20,000.

As at July 31, 2020, the Company received $15,000 for 750,000 shares. Due to the fact that shares have not been issued as July 31, 2020, this transaction has been recorded as subscription payable on the balance sheet. See note 11.

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

Convertible Preferred Series B stock – see Note 7.

10.Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 of common stock over a period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations.  The price of the common shares shall be equal to 80% of the lowest traded price during the 10 trading days leading up to each put notice, subject to a floor of $0.04 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note (see Note 5(p)).  As of July 31, 2020, no common shares have been sold pursuant to the equity financing agreement.

On February 5, 2020, the Company signed a joint venture agreement (the “Joint Venture”) for a 25% share in the Hemp seed and genetics industry. The Company has committed to contribute $300,000 to the joint venture on a to be mutually agreed upon schedule. Additionally, the Company will issue 1,500,000 common shares to the other members of the joint venture as compensation for their initial contributions. On May 11, 2020, the Joint Venture was cancelled.

11.  Subsequent Events

On August 10, 2020, the Company issued 11,250,000 common shares of the Company, of which $15,000 was received as at July 31, 2020.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

11.  Subsequent Events (continued)

On August 17, 2020, GHS Investments, LLC (“GHS”) elects to exercise its conversion right pursuant to $69,900 convertible note dated May 9, 2017. With conversion right, the GHS agreed to convert the accrued interest of $9,060 into 1,200,000 free trading shares of common stock of Verde Bio Holdings Inc.

On July 19, 2020, the Company signed a purchase agreement for a 50% right, title and interest to certain oil and gas properties for consideration of $200,000 payable via shares of the Company. The agreement was closed on August 10, 2020 with the issuance of 10,000,000 common shares of the Company.

On September 10, 2020, the Company issued a convertible promissory note to an unrelated party for $35,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and with $2,000 being withheld by the Holder to offset transaction costs. As such the purchase price was $29,500. The note is convertible into common stock of the Company at $0.0132, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The promissory note shall bear interest at 10% per annum and is due on June 10, 2021.

Subsequent to July 31, 2020, the Company received $22,000 in advances from a related party. The amount advanced is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2020	April 30, 2020
	$	$
	(unaudited)
Current Assets	2,779	1,631
Current Liabilities	3,602,417	3,136,509
Working Capital (Deficit)	(3,599,638)	(3,134,878)

Cash Flows

	July 31, 2020	July 31, 2019
	$	$
	(unaudited)
Cash Flows used in Operating Activities	(61,769)	(9,296)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	62,917	-
Net increase (decrease) in Cash During Period	1,148	(9,296)

Operating Revenues

During the three months ended July 31, 2020 and 2019, the Company recorded revenues of $0 and $0, respectively.

Operating Expenses and Net Loss

During the three months ended July 31, 2020, the Company recorded operating expenses of $341,562 compared to operating expenses of 43,757 for the three months ended July 31, 2019.  The increase in operating expenses is due to an increase in consulting fees of 40,800, an increase in general and administrative fees of $59,875, an increase in professional fees of $24,561 and an increase in management fees of $171,000.

Net loss for the three months ended July 31, 2020 was $910,547 compared to a net loss of $386,428 during the three months ended July 31, 2019.  In addition to operating expenses, in the three months ended July 31, 2020, the Company incurred a loss on the change in fair value of derivative liability of $471,266, interest expense of $96,717 relating to interest on outstanding convertible notes and loss on extinguishment of debt of 1,002.  Comparatively, the Company incurred a loss of $27,005 on the change in fair value of the derivative liability, interest expense of $25,363 and loss on extinguishment of debt of 290,303 for the three months ended July 31, 2019.

For the three months ended July 31, 2020, the Company recorded a basic and diluted loss per share of $0.04 as compared with a basic and diluted net loss per share of $0.36 per share for the three months ended July 31, 2019.

Liquidity and Capital Resources

As of July 31, 2020, the Company's total asset balance was, $2,779, compared to $1,631 as of April 30, 2020. The increase in total assets was due to an increase in cash in the amount of $1,148.

As of July 31, 2020, the Company had total liabilities of $3,602,417 compared with total liabilities of $3,136,509 as at April 30, 2020. The increase in total liabilities was due to an increase in accounts payable of $15,719, an increase of related party debt of $24,232, an increase in convertible debentures of $35,526, an increase of notes payable of $22,917 and an increase derivative liability of $367,514.

As of July 31, 2020, the Company had a working capital deficit of $3,599,638 compared with $3,134,878 as of April 30, 2020.  The change in working capital deficit was due to the increases in accounts payable, related party debt, convertible debt, notes payable and derivative liability referenced above.

Cash Flow from Operating Activities

During the three months ended July 31, 2020, the Company used $61,769 of cash for operating activities compared with $9,296 of cash for operating activities during the three months ended July 31 2019. The increase in cash used for operating activities was due to an increase in the amortization of discount on convertible debt payable, increase on the loss on change in fair value of derivative liability, payment of a commitment fee for equity purchase agreement and the issuance shares for management and consulting fees offset by a decrease in preferred shares issued for management fees, and loss on settlement debt.

Cash Flow from Investing Activities

During the three months ended July 31, 2020 and 2019, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended July 31, 2020, the Company received $62,917 of cash from financing activities consisting of $25,000 from the issuance of common stock, $15,000 of subscriptions payable and $22,917 in the form of a SBA paycheck protection loan compared to $0 received during the three months ended July 31, 2019.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At July 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,599,638, and has an accumulated deficit of $8,432,292. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed in our annual 10-K filing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: September 21, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 21, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director