Form 10-Q/A
period 2020-07-31
VERDE BIO HOLDINGS, INC.
filed 2020-09-28
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Verde Bio Holdings, Inc., a Nevada corporation (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2020 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2020. The Company is filing this Amended 10-Q to correct a typographical error in one of the notes to the Condensed Consolidated Interim Financial Statements.  Note 5(g) to the Notes to the Condensed Consolidated Interim Financial Statements is hereby amended as follows:

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

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included in this Amended 10-Q.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q to reflect any events that occurred after the date of the Original 10-Q.

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

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the three months ended July 31, 2019 and 2020

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	-	-	107,110	107	156,272	-	156,379

Net loss	–	–	–	–	–	(386,428)	(386,428)

Balance – July 31, 2019	500,000	500	1,181,365	1,181	4,094,329	(6,332,766)	(2,236,756)

	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	Total
	#	$	#	$	$	$	$	$
Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	–	(7,521,745)	(3,134,878)

- shares	–	–	76	–	–	–	–	–

Shares issued for management and consulting fees	–	–	24,500,000	24,500	225,400	–	–	249,900

Shares issued upon conversion of notes payable	–	–	2,429,135	2,429	133,958	–	–	136,387

Shares issued for cash	–	–	1,250,000	1,250	23,750	–	–	25,000

Beneficial conversion feature on convertible debt	–	–	–	–	19,500	–	–	19,500

Subscriptions payable	–	–	–	–	–	15,000	–	15,000

Net loss	–	–	–	–	–	–	(910,547)	(910,547)

Balance – July 31, 2020	500,000	500	30,009,078	30,009	4,787,145	15,000	(8,432,292)	(3,599,638)

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

(a)Recent Accounting Pronouncements

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

On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.

(b)

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

On July 19, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $28,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12%

(c)

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: September 25, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 25, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director