Form 10-Q
period 2020-10-31
VERDE BIO HOLDINGS, INC.
filed 2020-12-16
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

[   ] Yes [X] No

As of December 11, 2020 there were 49,260,578 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Six Months Ended October 31, 2020

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2020 $	April 30, 2020 $
	(unaudited)
ASSETS
Current Assets
Cash	247	1,631
Total current assets	247	1,631

Non-current assets
Oil and gas property	248,730	-
Total Assets	248,977	1,631

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	404,977	333,034
Due to related parties	65,538	19,056
Convertible debentures, net of unamortized discount of $52,754 and $95,057, respectively	653,038	564,725
Notes payable	54,043	31,126
Derivative liability	1,436,242	1,605,568
Convertible preferred Series B stock liability	486,970	583,000
Total Liabilities	3,100,808	3,136,509
Nature of Operations and Going Concern (Note 1) Commitments and Contingencies (Note 11) Subsequent Events (Note 12)
STOCKHOLDERS’ DEFICIT
Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
49,260,578 and 1,829,867 shares, respectively	49,261	1,830
Additional paid-in capital	5,229,754	4,384,537
Accumulated deficit	(8,131.346)	(7,521,745)
Total Stockholders’ Deficit	(2,851,831)	(3,134,878)

Total Liabilities and Stockholders’ Deficit	2,48,977	1,631

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2020 $	For the three months ended October 31, 2019 $	For the six months ended October 31, 2020 $	For the six months ended October 31, 2019 $

Operating Expenses

Consulting fees	–	–	40,800	–
General and administrative	34,952	5,539	97,044	7,756
Professional fees	62,701	29,763	97,371	39,872
Management fees	–	–	204,000	33,000
Recovery of bad debt	–	–	–	(1,569)

Total Operating Expenses	97,653	35,302	439,215	79,059

Operating Loss	(97,653)	(35,302)	(439,215)	(79,059)

Other Income (Expenses)

Gain (loss) on change in fair value of derivative liability	498,409	(194,590)	27,143	(221,595)
Gain (loss) on extinguishment of debt	(21,199)	181	(22,201)	(290,122)
Interest expense	(78,611)	(30,985)	(175,328)	(56,348)

Total Other Income (Expenses)	398,599	(225,394)	(170,386)	(568,065)

Net Income (Loss)	300,946	(260,696)	(609,601)	(647,124)
Net Income (Loss) Per Share, Basic	0.01	(0.17)	(0.02)	(0.50)
Net Income (Loss) Per Share, Diluted	0.01	(0.17)	(0.02)	(0.50)
Weighted Average Shares Outstanding – Basic	42,964,452	1,500,392	32,653,026	1,293,341
Weighted Average Shares Outstanding - Diluted	42,964,452	1,500,392	32,653,026	1,293,341

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the three months ended October 31, 2019 and 2020

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – July 31, 2019	500,000	500	1,181,365	1,181	4,094,329	(6,332,766)	(2,236,756)

Shares issued upon conversion of notes payable	-	-	479,343	480	126,091	-	126,571

Net loss	–	–	–	–	–	(260,696)	(260,696)

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882	(6,593,462)	(2,340,419)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$
Balance – July 31, 2020	500,000	500	30,009,078	30,009	4,787,145	15,000	(8,432,292)	(3,599,638)

Shares issued upon conversion of notes payable	–	–	3,200,000	3,200	69,600	–	–	72,800

Shares issued upon conversion of preferred Series B stock	–	–	4,801,500	4,802	91,229	–	–	96,031

Shares issued for cash	–	–	1,250,000	1,250	23,750	(15,000)	–	10,000

Shares issued for oil and gas property			10,000,000	10,000	235,000			245,000

Beneficial conversion feature on convertible debt	–	–	–	–	23,030	–	–	23,030

Net income	–	–	–	–	–	–	300,946	300,946

Balance – October 31, 2020	500,000	500	49,260,578	49,261	5,229,754		(8,131,346)	(2,851,831)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statement of Stockholders Deficit

(Expressed in US dollars)

For the six months ended October  31, 2019 and 2020

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	-	-	586,453	587	282,363	-	282,950

Beneficial conversion feature on convertible debt	-	-	-	-	30,426	-	30,426

Net loss	–	–	–	–	–	(647,124)	(647,124)

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882		(6,593,462)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$
Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	(5,946,338)	(3,134,878)

Rounding Shares (Reverse Split)	-	-	76	-	-

Shares issued for management and consulting fees	–	–	24,500,000	24,500	225,400	-	2,490,000

Shares issued upon conversion of notes payable			5,629,135	5,629	203,558	-	209,187

Shares issued upon conversion of preferred Series B stock	–	–	4,801,500	4,802	91,229	–	96,031

Shares issued for cash	–	–	2,500,000	2,500	47,500	–	50,000

Shares issued for mineral properties			10,000,000	10,000	235,000		245,000

Beneficial conversion feature on convertible debt	–	–	–	–	42,530	–	42,530

Net loss	–	–	–	–	–	(609,601)	(609,601)

Balance – October 31, 2020	500,000	500	49,260,578	49,261	5,229,754	(8,131,346)	(2,851,831)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the six months ended October 31, 2020 $	For the six months ended October 31, 2019 $

Operating Activities

Net Loss	(609,601)	(647,124)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of discount on convertible debt payable	84,833	2,545
Conversion penalties related to conversion of convertible note	500	2,500
Loss (gain) on change in fair value of derivative liability	(27,143)	221,595
Preferred shares issued for management fees	–	33,000
Loss on settlement of debt	22,201	290,122
Original issue discount	5,000	3,000
Commitment fee for equity purchase agreement	20,000	–
Shares issued for management and consulting fees	249,900	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	107,257	53,884
Due to related parties	5,232	–

Net Cash Used In Operating Activities	(141,821)	(40,478)

Investing Activities
Oil and gas property expenditures	(3,730)	-
Net Cash Used In Investing Activities	(3,730)	-
Financing Activities
Proceeds from issuance of common stock	50,000	–
Proceeds from convertible debenture	30,000	30,000
Proceeds from advances	41,250	25,630
Proceeds from issuance of PPP Loan – SBA	22,917	–
Net Cash Provided by Financing Activities	144,167	55,630
Increase (decrease) in Cash	(1,384)	15,152
Cash – Beginning of Period	1,631	23,752
Cash – End of Period	247	38,904
Non-cash investing and financing activities
Beneficial conversion feature	42,530	30,462
Common stock issued for conversion of convertible debentures	209,186	282,950
Common stock issued for conversion of preferred Series B stock	96,031	–
Common stock issued for 50% interest in oil and gas property	245,000	–
Series B preferred shares issued for settlement of accounts and notes payable	–	550,000

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,100,561 and has an accumulated deficit of $8,131,346. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2020. These interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

(b)Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, and deferred income tax asset valuation allowances. The Company

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.

To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2020, the Company had 103,433,163 (October 31, 2019 – 16,745,288) potentially dilutive common shares outstanding.

(d)Oil and Gas Costs

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(e)Fair Value Measurements

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

The following table presents assets and liabilities that are measured and recognized at fair value as of October 31, 2020 and April 30, 2020 on a recurring basis:

October 31, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,436,242)	(22,201)

April 30, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,605,568)	(794,930)

(f)Recent Accounting Pronouncements

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

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

3.Oil and Gas Property

$

Balance, April 30, 2020	–

Acquisition costs	248,730

Balance, October 31, 2020	248,730

On July 19, 2020, the Company signed a purchase agreement for a 50% right, title and interest to royalties from certain oil and gas properties in exchange for 10,000,000 common shares of the Company with fair value of $245,000 which was determined based on the fair value of the Company’s common shares on the date of issuance, and cash costs of $3,730.  The acquisition closed on August 10, 2020.

4.Related Party Transactions

(a)During the six months ended October 31, 2020, the Company incurred $204,000 (2020 - $nil) in management fees to the President and Director of the Company which was paid in  common shares (see note 9).

(b)During the six months ended October 31, 2020, the Company incurred $nil (2020 - $33,000) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 8).

(c)As at October 31, 2020, the Company owed the President and Director of the Company $65,538 (April 30, 2020 - $19,056). The amount is non-interest bearing and due on demand.

5. Notes Payable

(a) As at October 31, 2020, the Company owed $3,626 (April 30, 2020 - $3,626) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)  As at October 31, 2020, the Company owed $10,000 (April 30, 2020 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at October 31, 2020, the Company owed $2,500 (April 30, 2020 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at October 31, 2020, the Company owed $15,000 (April 30, 2020 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

   (e)On May 7, 2020, the Company received $22,917 (April 30, 2020 - $nil) in notes payable to a non-related party. The note payable was issued as a Small Business Administration Paycheck Protection from Wells Fargo SBA Lending. Under the terms of the note, the amount is unsecured, bears fixed interest at 1% per annum, and is due on May 7, 2022.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the six months ended October 31, 2020, the Company issued 1,115,335 shares of common stock for the conversion of $8,990 principal and $7,740 of accrued interest and the loan was fully converted.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $105,000. As at October 31, 2020, the carrying value of the note was $nil (April 30, 2020 - $8,990).  As at October 31, 2020, the Company has recorded derivative liability of $nil (April 30, 2020 - $32,339).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at October 31, 2020, the loan was in default and the carrying value of the note was $93,965 (April 30, 2020 - $93,965).  As at October 31, 2020, the Company has recorded derivative liability of $162,053 (April 30, 2020 – $229,203).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the six months ended October 31, 2020, the Company issued 3,200,000 shares of common stock for the conversion of $22,160 of accrued interest.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at October 31, 2020, the loan was in default and the carrying value of the note was $64,352 (April 30, 2020 - $64,352).  As at October 31, 2020, the Company has recorded derivative liability of $179,341 (April 30, 2020 - $208,701).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(d)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default, the interest rate increases to 24%. During the year ended April 30, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of the accrued interest and $3,000 of conversion fees and finance costs. During the six months ended October 31, 2020, the Company issued 1,313,800 shares of common stock for the conversion of $5,412 of accrued interest and $500 of conversion fees and finance costs.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. As at October 31, 2020, the loan was in default and the carrying value of the note was $55,341 (April 30, 2020 - $55,341) and recorded derivative liability of $186,777 (April 30, 2020 - $148,430).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note was be accreted over the term of the convertible note up to the face value of $33,333. As at October 31, 2020, the loan was in default, the carrying value of the note was $1,203 (April 30, 2020 - $1,203) and recorded derivative liability of $16,527 (April 30, 2020 - $7,896).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of October 31, 2020, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

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

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at October 31, 2020, the loan was in default, the carrying value of the note was $57,910 (April 30, 2020 - $57,910) and recorded derivative liability of $193,927 (April 30, 2020 - $268,129).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. As at October 31, 2020, the loan was in default, the carrying value of the note was $36,666 (April 30, 2020 - $36,666) and recorded derivative liability of $161,698 (April 30, 2020 - $131,830).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of October 31, 2020, and at the date of filing, no proceeds have been received on the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084) and recorded derivative liability of $231,105 (April 30, 2020 - $219,765).

(h)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the final tranche of the October 4, 2017 agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2020, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084) and recorded derivative liability of $219,185 (April 30, 2020 - $231,308).

(i)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note. During the quarter ended October 31, 2020, the Company incurred $nil (April 30, 2020 - $21,995) in default penalties that were added to the principal of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at October 31, 2020, the loan was in default, the carrying value of the note was $57,995 (April 30, 2020 - $57,995) and recorded derivative liability of $85,629 (April 30, 2020 - $127,967).

On September 12, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and due on June 12, 2020, which was extended until June 12, 2021.  The debenture is convertible into common shares at a conversion price of $0.078 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000. In the event of default, the conversion price decreases to 45% of the lowest trading price of the Company’s common stock of the twenty prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at October 31, 2020, the loan was in default, the carrying value of the note was $33,000 (April 30, 2020 - $20,897), and the unamortized total discount was $nil (April 30, 2020 - $12,103). During the six months ended October 31, 2020, the Company recorded accretion expense of $12,103 (April 30, 2020 - $18,359).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(j)On November 13, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $28,193. Pursuant to the agreement, the note was issued with an original issue discount of $2,563 and as such the purchase price was $25,630. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 13, 2020, which was extended to February 13, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,795 as additional paid-in capital and reduced the carrying value of the convertible note to $9,398. The carrying value will be accreted over the term of the convertible notes up to their face value of $28,193.

As at October 31, 2020, the carrying value of the convertible notes was $28,193 (April 30, 2020 - $18,852) and had an unamortized discount of $nil (April 30, 2020 - $9,341). During the six months ended October 31, 2020, the Company recorded accretion expense of $9,341 (April 30, 2020 - $9,454).

(k)On January 14, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 14, 2020, which was extended to April 14, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.06 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible note to $11,667. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000.

As at October 31, 2020, the carrying value of the convertible notes was $35,000 (April 30, 2020 - $17,983) and had an unamortized discount of $nil (April 30, 2020 - $17,017). During the six months ended October 31, 2020, the Company recorded accretion expense of $17,017 (April 30, 2020 - $6,316).

On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $68,000. Pursuant to the agreement, the note was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. On January 23, 2020, the Company received the first tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 23, 2020, which was extended to April 23, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $22,667 as additional paid-in capital and reduced the carrying value of the convertible note to $11,333. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at October 31, 2020 the carrying value of the convertible notes was $34,000 (April 30, 2020 - $16,836) and had an unamortized discount of $nil (April 30, 2020 - $17,164). During the six months ended October 31, 2020, the Company recorded accretion expense of $17,164 (April 30, 2020 - $5,503).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(p)On March 4, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000. This is the second tranche of the January 23, 2020 convertible note.  Pursuant to the agreement, the note was issued with an original issue discount of $4,250 and as such the purchase price was $29,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 4, 2020, which was extended to June 4, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,750 as additional paid-in capital and reduced the carrying value of the convertible note to $4,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at October 31, 2020, the carrying value of the convertible note was $25,246 (April 30, 2020 - $6,720) and had an unamortized discount of $8,754 (April 30, 2020 - $27,280). During the six months ended October 31, 2020, the Company recorded accretion expense of $18,526 (April 30, 2020 - $2,470).

(q)On March 25, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $13,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $10,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 25, 2020. The debenture is convertible into common shares of the Company at a conversion price of $0.018 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $13,000.

As at October 31, 2020, the carrying value of the convertible note was $6,364 (April 30, 2020 - $849) and had an unamortized discount of $6,636 (April 30, 2020 - $12,151). During six months ended October 31, 2020, the Company recorded accretion expense of $5,515 (April 30, 2020 - $349).

(q) On May 28, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $20,000 as a financing fee related to the Equity Purchase Agreement discussed in Note 10. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on February 28, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.01 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $20,000.

As at October 31, 2020, the carrying value of the convertible note was $2,877 (April 30, 2020 - $nil) and had an unamortized discount of $17,123 (April 30, 2020 - $nil). During the six months ended October 31, 2020, the Company recorded accretion expense of $2,377 (April 30, 2020 - $nil).

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(r)  On September 10, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 10, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.0132 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,030 as additional paid-in capital and reduced the carrying value of the convertible note to $11,970. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000.

7.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the six months ended October 31, 2020, the Company recorded a gain on the change in fair value of derivative liability of $27,143 (October 31, 2019 – loss of $221,595). As at October 31, 2020, the Company recorded a derivative liability of $1,436,242 (April 30, 2020 - $1,605,568).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2020	1,605,568
Adjustment for conversion	(142,183)
Mark to market adjustment at October 31, 2020	(27,143)

Balance, October 31, 2020	1,436,242

8.Convertible Preferred Series B Stock Liability

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.  Because the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount ($1.10 worth of common stock), the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the six months ended October 31, 2020, the Company issued 4,801,500 shares of common stock for the conversion of 87,300 shares of Series B preferred stock.

As of October 31, 2020, there were 442,700 shares outstanding with a carrying value recorded in the balance sheet as Convertible Preferred Series B Stock Liability in the amount of $486,970.

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

9.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.01 per share.

On February 14, 2020, the Company effected a reverse stock split on basis of 1 new common share for every 100 old common shares. The impact of these reverse stock split has been applied on a retroactive basis to all periods presented.

On May 22, 2020, the company issued 20,000,000 common shares valued at $204,000 for management services to the President and Director of the Company.

On May 22, 2020, the Company issued 4,000,000 common shares valued at $40,800 for consulting services.

On May 22, 2020, the Company issued 500,000 common shares valued at $5,100 for legal services.

On June 5, 2020, the Company issued 1,313,800 common shares with a fair value of $92,097 for the conversion of $5,412 of accrued interest, , conversion fees of $500 and derivative liability of $82,030 and resulting in gain on settlement of debt of $4,155.

On June 5, 2020, the Company issued 91,300 common shares with a fair value of $6,400 for the conversion of $1,370 accrued interest, and derivative liability of $5,031 and resulting in gain on settlement of debt of $nil.

On June 10, 2020, the Company issued 250,000 common shares for proceeds of $5,000.

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

On August 10, 2020, the Company issued 10,000,000 common shares pursuant to the terms of the oil and gas option agreement valued at $245,000.

On August 10, 2020, the Company issued 1,250,000 common shares as private placement with the par value of $1,250 and received proceeds of $25,000.

On August 19, 2020, the Company issued 1,200,000 common shares with a fair value of $20,400 for the conversion of accrued interest of $9,060 and gain on settlement of debt of $7,759.

On October 5, 2020, the Company issued 4,801,500 shares of common stock with a fair value of $96,030 for the conversion of 87,300 shares of Series B preferred stock (see Note 8).

On October 9, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $52,400 for the conversion of accrued interest of $13,100 and loss on settlement of debt of $28,958.

10.Preferred Shares

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

Convertible Preferred Series B stock – see Note 8

VERDE BIO HOLDINGS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

11.Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note (see Note 9(q)). As of October 31, 2020, no common shares have been sold pursuant to the equity financing agreement.

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

On September 21, 2020, the Company signed a purchase agreement for a 100% right, title and interest to certain oil and gas properties for consideration of 5,000,000 common shares of the Company. As of the report date, the agreement has not closed, as the agreement continues to be structured and negotiated at the stock price at the time of the transaction.  The fair value of the common stock will be valued on the date the transaction is closed.

12.Subsequent Events

On November 3, 2020, the Company issued a convertible promissory note to an unrelated party for $35,000. Pursuant to the agreement, the note was issued with a 10% original issue discount and with $2,000 being withheld by the Holder to offset transaction costs. As such the purchase price was $30,000. The note is convertible into common stock of the Company at $0.0118, which equals 60% multiplied by the lowest Trading Price for the Common Stock on the Trading Day preceding the execution of the note. The promissory note shall bear interest at 10% per annum (20% default interest rate), and is due on August 3, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Working Capital

	October 31, 2020	April 30, 2020
	$	$
	(unaudited)
Current Assets	247	1,631
Non-Current Assets	248,730	-
Current Liabilities	(3,100,808)	(3,136,509)
Working Capital (Deficit)	(3,100,561)	(3,134,878)

Cash Flows

	October 31, 2020	October 31, 2019
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(141,821)	(40,478)
Cash Flows from (used in) Investing Activities	(3,730)	-
Cash Flows from Financing Activities	144,167	55,630
Net increase (decrease) in Cash During Period	(1,384)	15,152

Operating Revenues

During the three and six months ended October 31, 2020 and 2019, the Company recorded revenues of $0 and $0, respectively.

Operating Expenses and Net Loss

Three Months Ended October 31, 2020 and 2019

During the three months ended October 31, 2020, the Company recorded operating expenses of $97,653 compared to operating expenses of $35,302 for the three months ended October 31, 2019.  The increase in operating expenses is due to an increase in professional fees of $32,938 due to an increase in audit and legal fees as well as costs incurred for additional filings relating to our Form S-1-A, and an increase in general and administrative fees of $29,413 due to an increase in day-to-day operating costs relating to our acquisition of oil and gas rights.

Net income for the three months ended October 31, 2020 was $300,946 compared to a net loss of $260,696 during the three months ended October 31, 2019.  In addition to operating expenses, during the three months ended October 31, 2020, the Company incurred a gain of $498,409 for the change in fair value of the derivative liabilities offset by a loss of $21,199 on the extinguishment of convertible debt and interest and accretion expense of $78,611.  Comparatively, the Company incurred a loss of $194,500 on the change in fair value of the derivative liability, interest and accretion expense of $30,985 and offset by a gain on the extinguishment of debt of $181 for the three months ended October 31, 2019.

For the three months ended October 31, 2020, the Company recorded a basic earnings per share of $0.01 and diluted loss per share of $0.00 compared with a basic and diluted net loss per share of $0.17 per share for the three months ended October 31, 2019.

Six Months Ended October 31, 2020 and 2019

During the six months ended October 31, 2020, the Company recorded operating expenses of $439,215 compared to operating expenses of $79,059 for the six months ended October 31, 2019.  The increase in operating expenses is due to an increase in professional fees of $57,499 due to an increase in audit and legal fees as well as costs incurred for additional filings relating to our Form S-1, $40,800 increase in consulting fees, $171,000 increase in management fees, and an increase in general and administrative fees of $89,288 due to an increase in day-to-day operating costs relating to our acquisition of oil and gas rights.

Net loss for the six months ended October 31, 2020 was $609,601 compared to a net loss of $647,124 during the six months ended October 31, 2019.  In addition to operating expenses, during the six months ended October 31, 2020, the Company incurred a gain of $27,143 for the change in fair value of the derivative liabilities offset by a loss of $22,201 on the extinguishment of convertible debt and interest and accretion expense of $175,328.  Comparatively, the Company incurred a loss of $221,595 on the change in fair value of the derivative liability, interest and accretion expense of $56,348 and a loss on the extinguishment of debt of $290,122 for the six months ended October 31, 2019.

For the six months ended October 31, 2020, the Company recorded a basic and diluted loss per share of $0.02 compared with a basic and diluted net loss per share of $0.50 per share for the six months ended October 31, 2019

Liquidity and Capital Resources

As of October 31, 2020, the Company's total asset balance was $248,977 compared to $1,631 as of April 30, 2020. The increase in total assets was due to the acquisition of oil and gas rights for $248,730 during the period.

As of October 31, 2020, the Company had total liabilities of $3,100,808 compared with total liabilities of $3,136,509 as at April 30, 2020. The decrease in total liabilities was due to a decrease in the fair value of derivative liabilities of $169,326 and $96,030 for the convertible preferred series B stock due to conversion of series B stock into common shares during the period.  The decrease was offset by an increase in accounts payable of $71,943 and an increase of related party debt of $46,482 due to lack of sufficient cash flow to repay outstanding obligations as they become due as well as an increase in convertible debentures of $88,313 as the Company relied on more convertible debt financing during the current period to support its ongoing operating cash flows.

As of October 31, 2020, the Company had a working capital deficit of $3,100,561 compared with $3,134,878 as of April 30, 2020.  The change in working capital deficit was due to the conversion of preferred series B stock into common shares of the Company of $96,030 offset by an increasing deficit due to insufficient operating cash flows which resulted in an increase in accounts payable and amounts due to related parties during the current fiscal period.

Cash Flow from Operating Activities

During the six months ended October 31, 2020, the Company used $141,821 of cash for operating activities compared with $40,478 of cash for operating activities during the six months ended October 31, 2019. The increase in cash used for operating activities was due to an increase operating activity compared to the prior year.

Cash Flow from Investing Activities

During the six months ended October 31, 2020, the Company used $3,730 on costs relating to its oil and gas wells.  The Company did not have any investing activities during the six months ended October 31, 2019.

Cash Flow from Financing Activities

During the six months ended October 31, 2020, the Company received $144,167 of cash from financing activities consisting of $50,000 from the issuance of common stock, $30,000 from the issuance of new convertible debentures, $41,250 from advances, and $22,917 in the form of an SBA paycheck protection loan compared to $55,630 received during the six months ended October 31, 2019 which included $30,000 from convertible debentures and $25,630 from advances.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At October 31, 2020, the Company has not recognized significant revenue, has a working capital deficit of $3,100,561, and has an accumulated deficit of $8,131,346. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed in our annual 10-K filing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: December 15, 2020		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 15, 2020	By:	/s/ Scott Cox
	Its:	Scott Cox, Director