Form 10-Q
period 2021-01-31
VERDE BIO HOLDINGS, INC.
filed 2021-03-22
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

[   ] Yes [X] No

As of March 19, 2021, there were 182,174,914 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Nine Months Ended January 31, 2021 and 2020

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2021 $	April 30, 2020 $
	(unaudited)
ASSETS

Current Assets

Cash	13,352	1,631

Total current assets	13,352	1,631

Non-current assets
Oil and gas property	375,414	–

Total assets	388,766	1,631

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	398,190	333,034
Due to related parties	63,120	19,056
Convertible debentures, net of unamortized discount of $54,609 and $95,057, respectively	738,579	564,725
Notes payable	54,043	31,126
Derivative liability	995,538	1,605,568
Convertible preferred Series B stock liability	456,940	583,000

Total Liabilities	2,706,410	3,136,509

Nature of Operations and Going Concern (Note 1)
Commitments and Contingencies (Note 11)
Subsequent Events (Note 12)

STOCKHOLDERS’ DEFICIT

Preferred stock - 10,000,000 authorized shares with a par value of $0.001 per share
Convertible Preferred Series A: Issued and outstanding:
500,000 shares, respectively	500	500
Common stock – 5,000,000,000 authorized shares with a par value of $0.001 per share
Issued and outstanding:
58,651,734 and 1,829,867 shares, respectively	58,652	1,830

Additional paid-in capital	5,497,387	4,384,537

Common stock issuable	261,500	–

Accumulated deficit	(8,135,683)	(7,521,745)

Total Stockholders’ Deficit	(2,317,644)	(3,134,878)

Total Liabilities and Stockholders’ Deficit	388,766	1,631

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2021 $	For the three months ended January 31, 2020 $	For the nine months ended January 31, 2021 $	For the nine months ended January 31, 2020 $

Revenue
Royalty interest	2,319	–	2,319	–

Total revenue	2,319	–	2,319	–

Operating Expenses

Consulting fees	–	–	40,800	–
General and administrative	60,518	35,921	157,562	43,677
Professional fees	42,659	11,815	140,030	51,687
Management fees	–	5,030	204,000	38,030
Recovery bad debt	–	–	–	(1,569)

Total Operating Expenses	103,177	52,766	542,392	131,825

Operating Loss	(100,858)	(52,766)	(540,073)	(131,825)

Other Income (Expenses)

Commitment fees	(27,413)	–	(27,413)	–
Gain (loss) on change in fair value of derivative liability	237,952	(238,751)	265,095	(460,346)
Interest expense	(83,563)	(84,731)	(258,891)	(141,079)
Gain (loss) on extinguishment of debt	(30,455)	(498)	(52,656)	(290,620)

Total Other Income (Expenses)	96,521	(323,980)	(73,865)	(892,045)

Net Loss	(4,337)	(376,746)	(613,938)	(1,023,870)
Net Loss Per Share, Basic	(0.00)	(0.22)	(0.02)	(0.72)
Net Loss Per Share, Diluted	(0.00)	(0.22)	(0.02)	(0.72)
Weighted Average Shares Outstanding – Basic	50,998,670	1,676,778	38,372,505	1,421,618
Weighted Average Shares Outstanding – Diluted	50,998,670	1,676,778	38,372,505	1,421,618

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

For the three months ended January 31, 2020 and 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2019	500,000	500	1,660,708	1,661	4,250,882	(6,593,462)	(2,340,419)

Shares issued upon conversion of notes payable	–	–	86,970	87	8,610	–	8,697

Beneficial conversion feature on convertible debt	–	–	–	–	64,795	–	64,795

Net loss	–	–	–	–	–	(376,746)	(376,746)

Balance – January 31, 2020	500,000	500	1,747,678	1,748	4,324,287	(6,970,208)	(2,643,673)

				Additional
	Preferred Stock		Common Stock	Paid-in	Common Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – October 31, 2020	500,000	500	49,260,578	49,261	5,229,754	–	(8,131,346)	(2,851,831)

Shares issued upon conversion of notes Series B stockconsulting services	–	–	5,075,900	5,076	166,184	–	–	171,260

Shares issued upon conversion of preferred Series B stock	–	–	1,501,500	1,501	28,528	–	–	30,029

Shares issued for cash	–	–	1,900,000	1,900	17,100	–	–	19,000

Shares issued for commitment fees	–	–	913,756	914	26,499	–	–	27,413

Shares issuable for oil and gas property	–	–	–	–	–	126,500	–	126,500

Shares issuable for debt settlement	–	–	–	–	–	135,000	–	135,000

Beneficial conversion feature on convertible debt	–	–	–	–	29,322	–	–	29,322

Net income	–	–	–	–	–	–	(4,337)	(4,337)

Balance – January 31, 2021	500,000	500	58,651,734	58,652	5,497,387	261,500	(8,135,683)	(2,317,644)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Stockholder’s Deficit

(Expressed in US dollars)

For the nine months ended January 31, 2020 and 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,255	1,074	3,938,057	(5,946,338)	(2,006,707)

Shares issued upon conversion of notes payable	–	–	673,423	674	290,973	–	291,647

Beneficial conversion feature on convertible debt	–	–	–	–	95,257	–	95,257

Net loss	–	–	–	–	–	(1,023,870)	(1,023,870)

Balance – January 31, 2020	500,000	500	1,747,678	1,748	4,324,287	(6,970,208)	(2,643,673)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	–	(7,521,745)	(3,134,878)

Rounding shares (Reverse split)	–	–	76	–	–	–	–	–

Shares issued for management and consulting fees	–	–	24,500,000	24,500	225,400	–	–	249,900

Shares issued upon conversion of notes	–	–	10,705,035	10,705	369,741	–	–	380,446

Shares issue upon conversion of preferred series B stock	–	–	6,303,000	6,303	119,758	–	–	126,061

Shares issued for cash	–	–	4,400,000	4,400	64,600	–	–	69,000

Shares issued for commitment fees	–	–	913,756	914	26,499	–	–	27,413

Shares issued for oil and gas properties	–	–	10,000,000	10,000	235,000	–	–	245,000

Shares issuable for oil and gas property	–	–	–	–	–	126,500	–	126,500

Shares issuable for debt settlement	–	–	–	–	–	135,000	–	135,000

Beneficial conversion feature on convertible debt	–	–	–	–	71,852	–	–	71,852

Net loss	–	–	–	–	–	–	(613,938)	(613,938)

Balance – January 31, 2021	500,000	500	58,651,734	58,652	5,497,387	261,500	(8,135,683)	(2,317,644)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2021 $	For the nine months ended January 31, 2020 $

Operating Activities

Net loss	(613,938)	(1,023,870)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debt payable	115,799	48,055
Conversion penalties related to conversion of convertible note	–	3,000
Loss (gain) on change in fair value of derivative liability	(265,095)	460,346
Preferred shares issued for management fees	–	33,000
Loss (gain) on settlement of debt	52,656	290,620
Original issue discount	39,056	14,563
Shares issued for management and consulting fees	249,900	–
Shares issued for commitment fees	27,413	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	155,953	91,202
Due to related parties	7,814	31

Net Cash Used in Operating Activities	(214,648)	(83,053)

Investing Activities

Oil and gas property expenditures	(3,914)	–

Net Cash Used in Investing Activities	(3,914)	–

Financing Activities

Proceeds from issuance of common stock	69,000	–
Proceeds from convertible debenture	137,000	115,630
Proceeds from advances	42,250	–
Proceeds from issuance of PPP Loan – SBA	22,917	–
Repayment on convertible debenture	(34,884)	–
Repayment of related party advances	(6,000)	–

Net Cash Provided by Financing Activities	230,283	115,630

Increase (decrease) in Cash	11,721	32,577

Cash – Beginning of Period	1,631	23,752

Cash – End of Period	13,352	56,329

Non-cash investing and financing activities

Beneficial conversion feature	71,852	95,257
Common stock issued for conversion of convertible debentures	380,446	291,647
Common stock issued for and issuable conversion of preferred Series B stock	126,061	–
Common stock issued for interest in oil and gas properties	245,000	–
Series B preferred shares issued for settlement of accounts and notes payable	–	550,000

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

VERDE BIO HOLDINGS INC.

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

Going Concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2021, the Company has not recognized significant revenue, has a working capital deficit of $2,693,058 and has an accumulated deficit of $8,135,683. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated interim financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2020. These interim condensed consolidated interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated interim financial statements are comprised of the records of the Company and its wholly owned subsidiary, IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of long-lived assets, fair value of convertible debentures, derivative liabilities, share-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(b)Use of Estimates (continued)

To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2021, the Company had 96,564,081 (April 30, 2020– 39,994,463) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures, derivative liabilities and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. The fair value of the derivative liabilities are determined based on Level 3 inputs. There were no transfers into or out of “Level 3” during the periods presented. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

January 31, 2021

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(995,538)	265,095

April 30, 2020

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and (Losses) $
Derivative liability	-	-	(1,605,568)	(794,930)

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(e)Oil and Gas Properties

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

(f)Revenue Recognition

The Company derives revenues from the sale of oil and gas. In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

(g)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

3.Oil and Gas Property

$

Balance, April 30, 2020	–

Acquisition costs	371,500
Registration costs	3,914

Balance, January 31, 2021	375,414

On July 19, 2020, the Company signed a purchase agreement for a 50% right, title and interest to certain oil and gas properties located in the United States in exchange for 10,000,000 shares of common stock of the Company with fair value of $245,000 which was determined based on the fair value of the Company’s common shares on the date of issuance on August 10, 2020.

On September 21, 2020, the Company signed a purchase agreement for a 100% right, title and interest to certain oil and gas properties located in the United States for consideration of 5,000,000 shares of common stock of the Company with a fair value of $126,500 which was issued subsequently (see Note 12). The fair value of the common shares was based on October 1, 2020, which was the date when the shares were issuable and the acquisition agreement closed on January 28, 2021 when title to the properties transferred to the Company.  During the period ended January 31, 2021, the Company received royalty interest of $2,319.

4.Related Party Transactions

(a)During the nine months ended January 31, 2021, the Company incurred $204,000 (2020 - $nil) in management fees to the President and Director of the Company which was paid in common shares (see note 9).

(b)During the nine months ended January 31, 2021, the Company incurred $nil (2020 - $33,000) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 8).

(c)As at January 31, 2021, the Company owed the President and Director of the Company $63,120 (April 30, 2020 - $19,056). The amount is unsecured non-interest bearing, and due on demand.

5. Notes Payable

(a) As at January 31, 2021, the Company owed $3,626 (April 30, 2020 - $3,626) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)  As at January 31, 2021, the Company owed $10,000 (April 30, 2020 - $10,000) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on July 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at January 31, 2021, the Company owed $2,500 (April 30, 2020 - $2,500) in notes payable to non-related parties. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at January 31, 2021, the Company owed $15,000 (April 30, 2020 - $15,000) in notes payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

   (e)On May 7, 2020, the Company received $22,917 (April 30, 2020 - $nil) in notes payable to a non-related party. The note payable was issued as a Small Business Administration Paycheck Protection from Wells Fargo SBA Lending. Under the terms of the note, the amount is unsecured, bears fixed interest at 1% per annum, and is due on May 7, 2022.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the nine months ended January 31, 2021, the Company issued 1,115,335 shares of common stock for the conversion of $8,990 principal and $7,740 of accrued interest and the loan was fully converted.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $105,000. As at January 31, 2021, the carrying value of the note was $nil (April 30, 2020 - $8,990).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at January 31, 2021, the loan was in default and the carrying value of the note was $93,965 (April 30, 2020 - $93,965). As at January 31, 2021, the Company has recorded derivative liability of $187,461 (April 30, 2020 – $229,203).

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the nine months ended January 31, 2021, the Company issued 5,650,000 shares of common stock for the conversion of $ 8,773 principal and $31,149 of accrued interest.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at January 31, 2021, the loan was in default and the carrying value of the note was $55,579 (April 30, 2020 - $64,352).  As at January 31, 2021, the Company has recorded derivative liability of $83,033 (April 30, 2020 - $208,701).

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(d)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default, the interest rate increases to 24%. During the year ended April 30, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of the accrued interest and $3,000 of conversion fees and finance costs. During the nine months ended January 31, 2021, the Company issued 3,939,700 shares of common stock for the conversion of $4,796 principal, $15,871 of accrued interest and $500 of conversion fees and finance costs.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. As at January 31, 2021, the loan was in default and the carrying value of the note was $50,544 (April 30, 2020 - $55,341) and recorded derivative liability of $70,558 (April 30, 2020 - $148,430).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note was be accreted over the term of the convertible note up to the face value of $33,333. As at January 31, 2021, the loan was in default, the carrying value of the note was $1,203 (April 30, 2020 - $1,203) and recorded derivative liability of $8,869 (April 30, 2020 - $7,896).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back end note (with the same terms as the convertible debenture mentioned above).  As of January 31, 2021, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On September 19, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000, which was the first tranche of funding totaling $102,000 (“the October 4, 2017 Agreement”). Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2021, the loan was in default, the carrying value of the note was $57,910 (April 30, 2020 - $57,910) and recorded derivative liability of $170,919 (April 30, 2020 - $268,129).

VERDE BIO HOLDINGS INC.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. As at January 31, 2021, the loan was in default, the carrying value of the note was $36,666 (April 30, 2020 - $36,666) and recorded derivative liability of $66,599 (April 30, 2020 - $131,830).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above).  As of January 31, 2021, and at the date of filing, no proceeds have been received on the back-end note.

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2021, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084) and recorded derivative liability of $167,546 (April 30, 2020 - $219,765).

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2021, the loan was in default, the carrying value of the note was $53,084 (April 30, 2020 - $53,084) and recorded derivative liability of $137,768 (April 30, 2020 - $231,308).

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note. During the quarter ended January 31, 2021, the Company incurred $nil (April 30, 2020 - $21,995) in default penalties that were added to the principal of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at January 31, 2021, the loan was in default, the carrying value of the note was $57,995 (April 30, 2020 - $57,995) and recorded derivative liability of $93,245 (April 30, 2020 - $127,967).

(k)On September 12, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and due on June 12, 2020, which was extended until June 12, 2021.  The debenture is convertible into common shares at a conversion price of $0.078 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion.  The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000. In the event of default, the conversion price decreases to 45% of the lowest trading price of the Company’s common stock of the twenty prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.

The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at January 31, 2021, the loan was in default, the carrying value of the note was $33,000 (April 30, 2020 - $20,897), and the unamortized total discount was $nil (April 30, 2020 - $12,103). During the nine months ended January 31, 2021, the Company recorded accretion expense of $12,103 (April 30, 2020 - $18,359).

(l)On November 13, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $28,193. Pursuant to the agreement, the note was issued with an original issue discount of $2,563 and as such the purchase price was $25,630. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 13, 2020, which was extended to February 13, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion.  The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,795 as additional paid-in capital and reduced the carrying value of the convertible note to $9,398. The carrying value will be accreted over the term of the convertible notes up to their face value of $28,193.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

As at January 31, 2021, the carrying value of the convertible notes was $28,193 (April 30, 2020 - $18,852) and had an unamortized discount of $nil (April 30, 2020 - $9,341). During the nine months ended January 31, 2021, the Company recorded accretion expense of $9,341 (April 30, 2020 - $9,454).

(m)On January 14, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 14, 2020, which was extended to April 14, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.06 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion.  The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible note to $11,667. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000.

As at January 31, 2021, the carrying value of the convertible notes was $35,000 (April 30, 2020 - $17,983) and had an unamortized discount of $nil (April 30, 2020 - $17,017). During the nine months ended January 31, 2021, the Company recorded accretion expense of $17,017 (April 30, 2020 - $6,316).

(n)On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000, which was the first tranche of a convertible debenture totaling $68,000. Pursuant to the agreement, the note was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. On January 23, 2020, the Company received the first tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 23, 2020, which was extended to April 23, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion.  The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $22,667 as additional paid-in capital and reduced the carrying value of the convertible note to $11,333. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000.

As at January 31, 2021, the carrying value of the convertible notes was $34,000 (April 30, 2020 - $16,836) and had an unamortized discount of $nil (April 30, 2020 - $17,164). During the nine months ended January 31, 2021, the Company recorded accretion expense of $17,164 (April 30, 2020 - $5,503).

(o)On March 4, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000. This is the second tranche of the January 23, 2020 convertible note. Pursuant to the agreement, the note was issued with an original issue discount of $4,250 and as such the purchase price was $29,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 4, 2020, which was extended to June 30, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion.  The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

VERDE BIO HOLDINGS INC.

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

As at January 31, 2021, the carrying value of the convertible note was $34,000 (April 30, 2020 - $6,720) and had an unamortized discount of $nil (April 30, 2020 - $27,280). During the nine months ended January 31, 2021, the Company recorded accretion expense of $27,280 (April 30, 2020 - $2,470).

(p)  On March 25, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $13,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $10,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 25, 2020 which was extended to June 30, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.018 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion. As at January 31, 2021, the carrying value of the convertible note was $34,000 (April 30, 2020 - $6,720) and had an unamortized discount of $nil (April 30, 2020 - $27,280). During the nine months ended January 31, 2021, the Company recorded accretion expense of $27,280 (April 30, 2020 - $2,470).

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

As at January 31, 2021, the carrying value of the convertible note was $13,000 (April 30, 2020 - $849) and had an unamortized discount of $nil (April 30, 2020 - $12,151). During nine months ended January 31, 2021, the Company recorded accretion expense of $12,151 (April 30, 2020 - $349).

(q) On May 28, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $20,000 as a financing fee related to the Equity Purchase Agreement discussed in Note 10. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on February 28, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.01 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion. As at January 31, 2021, the carrying value of the convertible note was $34,000 (April 30, 2020 - $6,720) and had an unamortized discount of $nil (April 30, 2020 - $27,280). During the nine months ended January 31, 2021, the Company recorded accretion expense of $27,280 (April 30, 2020 - $2,470).

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

As at January 31, 2021, the carrying value of the convertible note was $7,664. (April 30, 2020 - $nil) and had an unamortized discount of $12,336 (April 30, 2020 - $nil). During the nine months ended January 31, 2021, the Company recorded accretion expense of $7,162 (April 30, 2020 - $nil).

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(r) On September 10, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 10, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.0132 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion. As at January 31, 2021, the carrying value of the convertible note was $34,000 (April 30, 2020 - $6,720) and had an unamortized discount of $nil (April 30, 2020 - $27,280). During the nine months ended January 31, 2021, the Company recorded accretion expense of $27,280 (April 30, 2020 - $2,470).

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

As at January 31, 2021, the carrying value of the convertible note was $20,960 (April 30, 2020 - $nil) and had an unamortized discount of $14,040 (April 30, 2020 - $nil). During the nine months ended January 31, 2021, the Company recorded accretion expense of $8,990 (2020 - $nil).

(s)  On November 3, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 3, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.0118 per share. Upon default, the note will accrue interest at 20% per annum, incur penalties up to 150% of the principal and accrued interest balance, and will have a variable exercise price of 65% of the lowest closing prices in the 20 trading days prior to conversion. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,322 as additional paid-in capital and reduced the carrying value of the convertible note to $5,678. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000.

As at January 31, 2020, the carrying value of the convertible note was $10,267 (April 30, 2020 - $nil) and had an unamortized discount of $24,733 (April 30, 2020 - $nil). During the nine months ended October 31, 2020, the Company recorded accretion expense of $4,589 (2020 - $nil).

(t)On January 6, 2021, the Company issued a convertible debenture, to a non-related party, in the amount of $55,500. Pursuant to the agreement, the note was issued with an original issue discount of $3,500 and as such the purchase price was $52,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum (22% default interest rate), and is due on January 6, 2022. The debenture may be convertible at any time after 180 days of the date of issuance into common shares of the Company at a conversion price equal to the lesser of the 58% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note. The note has a prepayment penalty during the first 180 days of up to 140% of the principal balance.

    Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Debentures (continued)

(u)  On December 22, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $30,556. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (5% default interest rate), and is due on June 22, 2021. On January 1, 2021, the maturity date was amended to 50 calendar days after the origination date.  The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the average of the two lowest trading prices of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. During the nine months ended January 31, 2021, the Company made a cash repayment of $34,883, which resulted in penalty of $14,793.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $30,556. As at January 31, 2021, the carrying value of the note was $10,465 (April 30, 2020 - $nil) and recorded derivative liability of $9,540 (April 30, 2020 - $nil).

7.Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the nine months ended January 31, 2021, the Company recorded a gain on the change in fair value of derivative liability of $265,095 (January 31, 2020 – loss of $460,346). As at January 31, 2021, the Company recorded a derivative liability of $995,538 (April 30, 2020 - $1,605,568).

A summary of the activity of the derivative liability is shown below:

Balance, April 30, 2020	$1,605,568
New derivatives	30,056
Adjustment for conversion	(374,991)
Mark to market adjustment at January 31, 2021	(265,095)

Balance, January 31, 2021	$995,538

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.  Because the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount ($1.10 worth of common stock), the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the nine months ended January 31, 2021, the Company issued 6,303,000 shares of common stock for the conversion of 114,600 shares of Series B preferred stock. As of January 31, 2020, the carrying value of the remaining 415,400 shares of Convertible Preferred Series B Stock was $456,940.

VERDE BIO HOLDINGS INC.

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

On May 22, 2020, the Company issued 500,000 common shares with valued at $5,100 for legal services.

On June 5, 2020, the Company issued 1,313,800 common shares with a fair value of $92,097 for the conversion of $5,412 of accrued interest, $55,340 of convertible notes payable, conversion fees of $500 and derivative liability of $82,030 and resulting in loss on settlement of debt of $4,155.

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

On August 10, 2020, the Company issued 10,000,000 common shares pursuant to the terms of the oil and gas option agreement valued at $245,000.  See Note 3.

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

On December 22, 2020, the Company issued 913,756 shares of common stock with at fair value of $27,413 for Commitment fee for Equity Purchase Agreement (see Note 6).

On December 28, 2021, the Company issued 2,450,000 common shares with a fair value of $105,350 for the conversion of $8,989 of accrued interest, $8,773 of convertible notes payable, and derivative liability of $96,394 and resulting in gain on settlement of debt of $8,806.

On January 21, 2021, the Company issued 2,625,900 common shares with a fair value of $65,910 for the conversion of $10,459 of accrued interest, $4,796 of convertible notes payable, conversion fees of $500 and derivative liability of $54,546 and resulting in gain on settlement of debt of $4,391.

On January 25, 2021, the Company issued 1,501,500 shares of common stock with a fair value of $30,031 for the conversion of 27,300 shares of Series B preferred stock (see Note 8).

On January 28, 2021, the Company issued 1,900,000 common shares for proceeds of $19,000.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

9.Common Shares (continued)

Subscription Payable

On January 26, 2021, the Company settled $50,000 of accounts payable and accrued liabilities with the issuance of 5,000,000 common shares with a fair value of $135,000, resulting in a loss on settlement of debt of $85,000.

On January 28, 2021, the Company issued 5,000,000 common shares relating to the closing of the acquisition of oil and gas property for $126,500.  Refer to Note 3. The common shares were issued subsequent to January 31, 2021.  Refer to Note 12.

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

Convertible Preferred Series B stock – see Note 8

11.Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note (see Note 9) As of January 31, 2020, no common shares have been sold pursuant to the equity financing agreement.

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

12.Subsequent Events

Subsequent to January 31, 2021, the Company issued 97,550,000 common shares for proceeds of $975,000 to various third party investors.

On February 2, 2021, the Company issued a convertible promissory note to an unrelated party for $43,500. Pursuant to the agreement. The Note contains an interest rate of twelve percent (12%) per annum and has a maturity date of February 2, 2022. The amounts due under the Note are convertible at any time after 180 days at a rate of 58% of the market price, defined as the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 8, 2021, the Company issued 1,736,842 shares of common stock for the conversion of 30,000 shares of Series B preferred stock.

On February 9, 2021, the Company issued 5,000,000 shares of common stock pursuant to the terms of the oil and gas option agreement valued at $126,500.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

12.Subsequent Events (continued)

On February16, 2021, the Company issued 3,751,900 shares of common stock for the conversion for the conversion of $764 accrued interest, conversion fees of $500 and derivative liability of $19,896.

On February 22, 2021, the Company issued 2,926,000 shares of common stock for the conversion for the conversion of $27,431accrued interest.

On March 3, 2021, the Company issued 2,926,000 shares of common stock for the conversion for the conversion of $2,832 accrued interest and derivative liability of $19,259.

On March 16, 2021, the Company acquired certain overriding royalty interests of various oil and gas properties in exchange for $152,000.

On March 11, 2021, the Company issued 1,580,384 shares of common stock for the conversion for the conversion of $37 accrued interest and derivative liability of $8,455.

During March 2021, the Company issued 8,052,054 shares of common stock for the conversion of 110,000 shares of Series B preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Working Capital

	January 31, 2021	April 30, 2020
	$	$
	(unaudited)
Current Assets	13,352	1,631
Non-Current Assets	375,414	-
Current Liabilities	(2,706,410)	(3,136,509)
Working Capital (Deficit)	(2,693,058)	(3,134,878)

Cash Flows

	January 31, 2021	January 31, 2020
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(214,648)	(83,053)
Cash Flows from (used in) Investing Activities	(3,914)	-
Cash Flows from Financing Activities	230,283	115,630
Net increase (decrease) in Cash During Period	11,721	32,577

Operating Revenues

During the three and nine months ended January 31, 2021 and 2020, the Company recorded revenues of $2,319 and $0, respectively.  The increase was due to the commencement of royalty interests from its oil and gas properties.

Operating Expenses and Net Loss

Three Months Ended January 31, 2021 and 2020

During the three months ended January 31, 2021, the Company recorded operating expenses of $103,117 compared to operating expenses of $52,766 for the three months ended January 31, 2020.  The increase in operating expenses is due to an increase in professional fees of $30,844 due to an increase in audit and legal fees as well as costs incurred for additional filings relating to our Form 1A, and an increase in general and administrative fees of $24,597 due to an increase in day-to-day operating costs relating to our acquisition of oil and gas rights.

Net loss for the three months ended January 31, 2021 was $4,337 compared to a net loss of $376,746 during the three months ended January 31, 2020.  In addition to operating expenses, during the three months ended January 31, 2021, the Company incurred a gain of $237,952 for the change in fair value of the derivative liabilities offset by a loss of $30,455 on the extinguishment of convertible debt and interest expense of $83,563.  Comparatively, the Company incurred a loss of $238,751 on the change in fair value of the derivative liability, interest and accretion expense of $84,731 and offset by a loss on the extinguishment of debt of $498 for the three months ended January 31, 2020.

For the three months ended January 31, 2021, the Company recorded a basic loss per share of $0.00 and diluted loss per share of $0.00 compared with a basic and diluted net loss per share of $0.22 per share for the three months ended January 31, 2020.

Nine Months Ended January 31, 2021 and 2020

During the nine months ended January 31, 2021, the Company recorded operating expenses of $542,392 compared to operating expenses of $131,825 for the nine months ended January 31, 2020.  The increase in operating expenses is due to an increase in professional fees of $88,343 due to an increase in audit and legal fees as well as costs incurred for additional filings relating to our Forms S-1 and 1A, $40,800 increase in consulting fees, $165,970 increase in management fees, and an increase in general and administrative fees of $113,885 due to an increase in day-to-day operating costs relating to our acquisition of oil and gas rights.

Net loss for the nine months ended January 31, 2021 was $613,938 compared to a net loss of $1,023,870 during the nine months ended January 31, 2020.  In addition to operating expenses, during the nine months ended January 31, 2021, the Company incurred a gain of $265,095 for the change in fair value of the derivative liabilities offset by a loss of $52,656 on the extinguishment of convertible debt and interest expense of $258,891.  Comparatively, the Company incurred a loss of $460,346 on the change in fair value of the derivative liability, interest and accretion expense of $141,079 and a loss on the extinguishment of debt of $290,620 for the nine months ended January 31, 2020.

For the nine months ended January 31, 2021, the Company recorded a basic and diluted loss per share of $0.02 compared with a basic and diluted net loss per share of $0.72 per share for the nine months ended January 31, 2020.

Liquidity and Capital Resources

As of January 31, 2021, the Company's total asset balance was $388,766 compared to $1,631 as of April 30, 2020. The increase in total assets was due to the acquisition of oil and gas rights for $375,414 during the period.

As of January 31, 2021, the Company had total liabilities of $2,706,410 compared with total liabilities of $3,136,509 as at April 30, 2020. The decrease in total liabilities was due to a decrease in the fair value of derivative liabilities of $610,030 and the conversion of convertible preferred Series B stock into shares of common stock during the period resulting in a reduction of liabilities of $126,060.  The decrease was offset by an increase in accounts payable of $65,156 and an increase of related party debt of $44,064 due to lack of sufficient cash flow to repay outstanding obligations as they become due as well as an increase in convertible debentures of $173,854 as the Company relied on more convertible debt financing during the current period to support its ongoing operating cash flows.

As of January 31, 2021, the Company had a working capital deficit of $2,693,058 compared with $3,134,878 as of April 30, 2020.  The change in working capital deficit was due to the conversion of preferred series B stock into common shares of the Company in the amount of $56,822 offset by an increase in deficit due to insufficient operating cash flows which resulted in an increase in accounts payable and amounts due to related parties during the current fiscal period.

Cash Flow from Operating Activities

During the nine months ended January 31, 2021, the Company used $214,648 of cash for operating activities compared with $83,053 of cash for operating activities during the nine months ended January 31, 2020. The increase in cash used for operating activities was due to an increase operating activity compared to the prior year.

Cash Flow from Investing Activities

During the nine months ended January 31, 2021, the Company used $3,914 on costs relating to investments in its oil and gas wells.  The Company did not have any investing activities during the nine months ended January 31, 2020.

Cash Flow from Financing Activities

During the nine months ended January 31, 2021, the Company received $230,283 of cash from financing activities consisting of $69,000 from the issuance of common stock, $137,000 from the issuance of new convertible debentures,

$42,250 from advances, and $22,917 in the form of an SBA paycheck protection loan compared to $115,630 received during the nine months ended January 31, 2020 which included $115,630 from convertible debentures.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. At January 31, 2021, the Company has not recognized significant revenue, has a working capital deficit of $2,693,058, and has an accumulated deficit of $8,135,683. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed in our annual 10-K filing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: March 22, 2021		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 22, 2021	By:	/s/ Scott Cox
	Its:	Scott Cox, Director