Form 10-K
period 2021-04-30
VERDE BIO HOLDINGS, INC.
filed 2021-09-15
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2021

Commission File Number 000-54524

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

5750 Genesis Court, Suite 220B
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

Yes [ X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller Reporting Company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $615,935. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 3, 2021, there were 1,164,565,468 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Verde Bio Holdings, Inc.  All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

GLOSSARY OF TERMS

Barrel or bbl:  Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

BOE:  One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

BOE/d:  BOE per day.

British Thermal Unit or Btu:  The quantity of heat required to raise the temperature of one pound of water by one-degree Fahrenheit.

Completion:  The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate:  Liquid hydrocarbons associated with the production that is primarily natural gas.

Crude oil:  Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.

Developed acreage: Acreage allocated or assignable to productive wells.

Differential:  An adjustment to the price of oil and natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.

GAAP:  Generally accepted accounting principles in the United States.

Gross acres or gross wells:  The total acres or wells, as the case may be, in which an overriding, royalty or mineral interest is owned.

MBbls:  Thousand barrels of crude oil or other liquid hydrocarbons.

MBOE:  One thousand BOE.

Mcf:  Thousand cubic feet of natural gas.

Mineral interests:  The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.

MMBtu:  Million British Thermal Units.

MMcf:  Million cubic feet of natural gas.

Net royalty acres: Gross acreage multiplied by the net royalty interest.

NGLs:  Natural gas liquids.

Prospect:  A specific geographic area which, based on supporting geological, geophysical, or other data and preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves:  The estimated quantities of oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

PUD:  Proved undeveloped, used to characterize reserves.

Reserves:  The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir:  A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Royalty interest:  An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development.

Undeveloped acreage: Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Verde,” the “Company,” “we,” “our,” “us” or similar terms refer to Verde Bio Holdings, Inc..

PART I

ITEM 1.    BUSINESS

Corporate History

Verde Bio Holdings, Inc. (formerly Appiphany Technologies Holdings Corp.) was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On February 19, 2019, Media Convergence Group, a Nevada corporation (“Media Convergence”) entered into a certain Stock Purchase Agreement (the "Purchase Agreement") for the sale of 500,000 shares of the Series A Preferred Stock (the “Preferred Shares”) of the Company.  The purchase of the Shares (“Share Purchase”) was closed on November 22, 2019.

Upon the Closing of the Share Purchase, Scott Cox, became the owner of the Preferred Shares, and as such gained voting control of the Company by virtue of the 10,000 for 1 voting rights of the Series A Preferred Shares.

In connection with the Closing of the Share Purchase, the Company changed its management and Board. Robert Sargent resigned as the sole member of the Board and Scott Cox was elected as the sole member of the Board and as the Company’s Chief Executive Officer.  Mr. Cox brings over 25 years of experience in the oil gas industry changed the Company’s business strategy to oil and gas exploration and investment.

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

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting oil and gas mineral interests, oil and gas royalty interests and select non-operated working interests. We do not drill wells and we do not operate wells.  These acquisitions are structured primarily as acquisitions of leases, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests.  As a royalty owner, the Company has the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally is not required to pay any portion of the costs of drilling or operating the wells on the leased acreage.

The Company began purchasing mineral and oil and gas royalty interests and surface properties in September 2020 and since such time has completed a total of 18 purchases.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Properties

Verde Bio Holdings, Inc. has mineral and royalty interests in several properties across six (6) U.S. states. A total of three hundred and sixty-six (366) reserves cases have been identified and evaluated. These include producing, non-producing and undeveloped wells or leases.  As of April 30, 2021, these interests entitled us to receive royalty payments from the producing wells on the acreage underlying our Royalties, with no additional future capital or operating expenses required. As of April 21, 2021 , there were 352 wells producing on this acreage. In addition, there were 4 horizontal wells in various stages of completion. As of April 30, 2021, there were 6 additional permits outstanding for undrilled wells or wells currently being drilled on the acreage underlying our Royalties.

Comparison of Types of Interests

Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to a working interest holder pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. Holders of royalty interests are generally not responsible for capital expenditures or lease operating expenses, but may be responsible for certain post-production expenses, and typically have limited environmental liability. Royalty interests expire upon the expiration of the oil and gas lease.

Mineral Interest. Mineral interests are perpetual rights of the owner to exploit, mine, and/or produce any or all of the minerals lying below the surface of the property. The holder of a mineral interest has the right to lease the minerals to a working interest holder pursuant to an oil and gas lease.

Non-Participating Royalty Interest (“NPRI”). NPRI is an interest in oil and gas production that is created from the mineral estate.  The NPRI is expense-free, bearing no operational costs of production. The term “non-participating” indicates that the interest owner does not share in the bonus, rentals from a lease, nor the right to participate in the execution of oil and gas leases.

Working Interest. Working interest holders have the rights to extract minerals from acreage leased pursuant to an oil and gas lease from a mineral interest holder. Holders of working interests are responsible for their pro rata share of capital expenditures and lease operating expenses, but holders of working interests only receive revenues after distributions have first been made to holders of royalty interests and ORRIs. Working interests expire upon the termination or expiration of the underlying oil and gas lease.

Overriding Royalty Interest (“ORRIs”). ORRIs are created by carving out the right to receive royalties from a working interest. Like royalty interests, ORRIs do not confer an obligation to make capital expenditures or pay for lease operating expenses and have limited environmental liability, however ORRIs may be calculated net of post-production expenses, depending on how the ORRI is structured. ORRIs that are carved out of working interests are linked to the same underlying oil and gas lease that created the working interest, and therefore, such ORRIs are typically subject to expiration upon the expiration or termination of the oil and gas lease.

OIL AND NATURAL GAS DATA

Reserves Presentation

The reserves estimates as of April 30, 2021, shown herein, have been not been independently evaluated by Mire Petroleum Consultants.  Kurt Mire is a senior reservoir and production engineer with thirty five (35) years of experience in E&P.  This experience has been gained at major and independent oil companies and by projects done for Tier 1 consulting firms Ryder Scott Company and Netherland, Sewell & Associates.  Domestic experience includes Louisiana, Texas, Gulf of Mexico, Mid-Continent, and Rocky Mountains.  International experience includes Mexico, South America, Iraq and Trinidad.  He has proven skills in reservoir and production engineering, operations, reserves estimation, Monte Carol simulation, nodal analysis, field studies, project management and property evaluations.

Proved Reserves

Evaluation and Review of Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of April 30, 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy, or a combination of both methods. 100% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

To estimate economically recoverable proved reserves and related future net cash flows, our management considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical, and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves included production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, available seismic data and historical well cost and operating expense data.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by our operators;
•	preparation of reserve estimates;
•	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of April 30, 2020 and based on the reserve reports prepared by management. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.(1)(2)

Verde Bio Holdings, Inc.
As of May 1, 2021
Category	Gross Reserves		Net Reserves		Net Revenue	Taxes	Invest-ments	Non-disc. Cashflow	Disc. Cashflow (10%)	Life
	Oil (MBO)	Gas (MMCF)	Oil (MBO)	Gas (MCF)	M$	M$	M$	M$	M$	Years
Proved Developed Producing	23,923.4	374,852.6	29.6	123.6	1,622.6	147.7	-	1,475.0	894.1	50.0
Proved Non-Producing	1,459.2	5,517.4	-	-	0.5	-	-	0.5	0.3	37.6
Proved Undeveloped	2,223.2	24,775.6	-	0.1	1.7	0.1	-	1.6	1.1	43.7
Probable Undeveloped	757.2	4,561.4	5.0	9.4	243.6	25.8	-	217.7	135.1	36.9
Possible Undeveloped	744.5	38,440.1	4.0	46.0	275.0	35.2	-	239.9	150.0	42.6
Total Proved	29,107.5	448,147.1	38.5	179.2	2,143.4	208.8	-	1,934.6	1,180.5	50.0

(1)

Estimates of reserves as of April 30, 2021 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended April 30, 2021 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $4.24 per Bbl for oil and $2.22 per Mcf for natural gas at April 30, 2021. The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)

In this Annual Report, we have disclosed our PV-10 based on our reserve report. PV-10 represents the period end present value of estimated future cash inflows from our natural gas and crude oil reserves, less production costs, discounted at 10% per annum to reflect timing of future cash flows and using SEC pricing requirements in effect at the end of the period. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. PV-10 differs from standardized measure because it does not include the effects of income taxes. Neither PV-10 nor standardized measure represents an estimate of fair market value of our natural gas and oil properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of estimated reserves held by companies without regard to the specific tax characteristics of such entities.

As of April 30, 2021, our historical proved developed reserves totaled 29,590 MBbls of oil and 123,770 MMcf of natural gas and. Of the total proved developed reserves, 96%  are producing and the remaining 4% are from wells that have been stimulated but are not yet producing hydrocarbons.

The foregoing reserves are all located within the continental United States. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. See “Risk Factors” in this Annual Report. We have not filed any estimates of total, proved net oil or natural gas reserves with any federal authority or agency other than the SEC.

Proved Undeveloped Reserves

As of April 30, 2021, our historical proved undeveloped reserves totaled 0 Bbls of oil and 1,000 Mcf of natural gas. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

Competition

The oil and natural gas industry is intensely competitive, and some of the companies we compete with have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.

Our ability to acquire additional mineral, royalty and similar interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for these and other oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

Regulation

The following disclosure describes regulation more directly associated with operators of oil and natural gas properties, including our current operators, and other owners of working interests in oil and natural gas properties. To the extent we elect in the future to engage in the exploration, development and production of oil and natural gas properties, we would be directly subject to the same regulations described below.

Oil and natural gas operations are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the cost of doing business.

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous federal, state, and local governmental agencies, such as the Environmental Protection Agency (“EPA”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict and joint and several liability nature of such laws and regulations could impose liability upon responsible parties (including the operators of the acreage underlying our Royalties) regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect Falcon’s business and prospects.

Waste Handling

The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non- hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development, and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to require oil and natural gas exploration, development, and production wastes to become subject to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our operators’ capital expenditures and operating expenses, which in turn could affect production from our properties and adversely affect our business and prospects.

Remediation of Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose the operators of the acreage underlying Falcon’s Royalties to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition, and results of operations. Liability for any contamination under these laws could require the operators of the acreage underlying Falcon’s Royalties to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position, or financial condition.

Water Discharges

The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit.

In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. Most recently, on January 23, 2020, the EPA and Corps replaced the WOTUS rule adopted in 2015 with the narrower Navigable Waters Protection Rule, and litigation is expected.

Therefore, the scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.

The OPA is the primary federal law for oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint, and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil into surface waters.

In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA’s Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of order disposal wells to cease operations, or limited the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.

Noncompliance with the Clean Water Act, SDWA, or the OPA may result in substantial administrative, civil, and criminal penalties, as well as injunctive obligations, all of which could affect production from our properties and adversely affect our business and prospects.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay, or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Separately, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and in foreign countries, numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action on climate change, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The current administration has also issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement,” requires member states to submit non-binding, individually determined reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, the current administration recently recommitted the United States to the agreement by executive order. However, the impacts of this executive order and the terms of any legislation or regulation to implement the United States’ commitment remain unclear at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas. Other actions that could be pursued by the current administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve recently joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.

Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks may result in our oil and natural gas operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of our interests. One or more of these developments could have a material adverse effect on our business, financial condition, or results of operation.

Regulation of Hydraulic Fracturing

The process of hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but recently the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing. For example, the EPA issued effluent limitation guidelines in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.

Several states where we own interests in oil and gas producing properties, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

There has been increasing public controversy regarding hydraulic fracturing with regard to increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for our operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Endangered Species Act

Some of the operations on acreage underlying our Royalties may be located in areas that are designated as habitats for endangered or threatened species under the Endangered Species Act. In February 2016, the U.S. Fish and Wildlife Service published a final policy that alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues to make listing decisions and critical habitat designations where necessary, including for over 250 species as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. The designation of previously unprotected species as being endangered or threatened, if located in the areas where we have

Royalties, could cause the operators of the operations on the acreage underlying our Royalties to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases the cost of doing business, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities, and locations of production.

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage, and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. The Company cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on Falcon’s operations. Sales of condensate and oil and natural gas liquids are not currently regulated and are made at market prices.

Drilling and Production

The operations of the Company’s operators are subject to various types of regulation at the federal, state, and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

•	the location of wells;
•	the method of drilling and casing wells;
•	the timing of construction or drilling activities, including seasonal wildlife closures;
•	the rates of production or “allowables”;
•	the surface use and restoration of properties upon which wells are drilled;
•	the plugging and abandoning of wells; and
•	notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas that the Company’s operators can produce from our wells or limit the number of wells or the locations at which operators can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but we cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, negatively affect the economics of production from these wells or to limit the number of locations operators can drill.

Federal, state, and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where the operators of the acreage underlying our Royalties operate. The U.S. Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

Natural Gas Sales and Transportation

Historically, federal legislation and regulatory controls have affected the price and marketing of natural gas. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales.” Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which our operators may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that our operators produce, as well as the revenues our operators receive for sales of natural gas and release of natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers, and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas-related activities.

Under FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in-state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our operators’ costs of transporting gas to point-of-sale locations.

Oil Sales and Transportation

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Crude oil sales are affected by the availability, terms, and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act and intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

Further, interstate, and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by portioning provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to our operators to the same extent as to the Company or their competitors.

State Regulation

Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on the market value of oil production and a 7.5% severance tax on the market value of natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations our operators can drill.

The petroleum industry is also subject to compliance with various other federal, state, and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.  Our offices are currently located at 5750 Genesis Court, Suite 220B, Frisco, Texas 75043, and our telephone number is (972) 217-4080. We do not foresee any significant difficulties in obtaining any required additional space.

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

Record Holders

As of September 3, 2021, 1,164,565,468 shares of our common stock were issued and outstanding and were owned by approximately 61 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2021, the Company issued an aggregate of 535,450,000 common shares with a fair value of $5,379,500 and incurred cash share issuance cost of $17,976.  The Company also issued 27,500,000 shares with a fair value of $287,400 for services.  During the year ended April 30, 2021, the Company issued an aggregate of 75,949,560 common shares with a fair value of $1,806,632 upon the conversion of $305,789 convertible debentures, $1,182,312 of derivative liabilities, $111,796 of accrued interest, and $2,500 in conversion fees resulting in a loss on settlement of debt of $229,662.  In addition, during the year ended April 30, 2021, the Company issued 15,000,000 shares with a fair value of $371,500 in connection with the acquisition of mineral rights.  The Company also issued 913,756 shares with a fair value of $27,413 as a commitment fee related to the purchase of mineral rights.  During the year ended April 30, 2021, the Company issued 5,000,000 common shares with a fair value of $135,000 as settlement of debt, which includes debt in the amount of $50,000, resulting in a loss on settlement of debt of $85,000.  Finally, during that same period, the Company issued 21,441,440 common shares with a fair value of $368,060 relating to the conversion of 334,600 shares of Series B preferred stock.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2021 $	April 30, 2020 $
Current Assets	2,207,033	1,631
Current Liabilities	484,014	3,136,509
Working Capital (Deficit)	1,723,019	(3,134,878)

Cash Flows

	April 30, 2021 $	April 30, 2020 $
Cash Flows used in Operating Activities	(685,159)	(177,751)
Cash Flows used in Investing Activities	(2,501,982)	-
Cash Flows from Financing Activities	5,273,407	155,630
Net increase (decrease) in Cash During Period	2,086,266	(22,121)

Operating Revenues

During the year ended April 30, 2021, the Company recorded revenues of $48,520 relating to royalties earned from oil and gas interests acquired during fiscal 2021.  There were no revenues during the year ended April 30, 2020.

Operating Expenses and Net Loss

During the year ended April 30, 2021, the Company recorded operating expenses of $2,964,408 compared to $259,217 during the year ended April 30, 2020. The increase in operating expenses was due to an impairment loss on the Company’s acquisition of oil and gas properties of $1,927,810, as the Company acquired multiple oil and gas royalty interests during the year that was subject to impairment testing.  Although the Company recorded the impairment loss in accordance with ASC 932, the Company continues to focus on all oil and gas interests that it required during the year and intends to acquire more oil and gas interests moving forward.  In addition, the Company had increases in consulting fees of $81,300, general and administrative costs of $459,632, management fees of $165,970, and professional fees of $68,910 due to an overall increase in operating activity during the year.

Net loss for the year ended April 30, 2021 was $3,315,000 as compared with $1,575,407 during the year ended April 30, 2020.  In addition to the increase in operating expenses, the Company recorded a $121,974 loss on the change in fair value of derivative liability, $366,057 in interest expense, commitment fees of $27,413, and a gain on settlement of debt of $166,517 relating to the conversions and settlements of outstanding convertible debentures during the year.  During the year ended April 30, 2020, the Company recorded a $794,930 loss on the change in fair value of derivative liability, $231,658 of interest expense and debt discount accretion expense, and $289,602 loss on settlement of debt.  The increase in the net loss during the current year was due largely to an increase in operating expenses and due to the impairment loss on the oil and gas properties of $1,927,810.

For the year ended April 30, 2021, the Company recorded a loss per share of $0.03 as compared with a loss per share of $1.03 per share for the year ended April 30, 2020.

Liquidity and Capital Resources

As of April 30, 2021, the Company's total asset balance was $3,217,998, compared to $1,631 as at April 30, 2020.  The increase in total assets was due to  increases in cash of $2,086,266 due to financing received from the issuance of common shares during the year, $895,487 relating to the carrying value of oil and gas interests acquired during the year, $86,744 of accounts receivable relating to royalty receivable from the Company’s oil and gas interests. $115,478 of right-of -use assets relating to the Company’s operating lease on its head office.

As of April 30, 2021, the Company had total liabilities of $562,242 compared with total liabilities of $3,136,509 as at April 30, 2020. The decrease in total liabilities was due to the settlement of outstanding convertible debentures during the year which resulted in a decrease of carrying value of convertible debentures of $563,522, a decrease in derivative liability of $1,597,049 due to a lower amount of debt that is subject to variable conversion rates, and a decrease of $368,060 on the convertible preferred series B liability due to conversions into common shares during the year. The amounts were offset by an increase in operating lease liability of $125,811 for the operating lease of the Company’s head office.  The remaining differences were due to normal timing differences between settlement of accounts payable and accrued liabilities and amounts due to related parties.

As of April 30, 2021, the Company had a working capital of $1,723,019 compared with a working capital deficit of $3,134,878 as of April 30, 2020.  The increase in working capital was due to the financing of additional cash proceeds from the issuance of common shares during the year as well as the conversion of outstanding convertible debentures and series B preferred shares with the issuance of common shares.

Cash Flows from Operating Activities

During the year ended April 30, 2021, the Company used $685,159 of cash for operating activities compared with $177,751 of cash for operating activities during the year ended April 30, 2020. The increase was due to an increase in operating activities during the year including the acquisition of oil and gas interests which resulted an increase in general and administrative and overhead costs, including consulting and management fees for the sourcing of oil and gas properties, and professional fees relating to drafting and reviewing legal documents relating to the acquisition of the oil and gas interests.

Cash Flows from Investing Activities

During the year ended April 30, 2021, the Company incurred $2,501,982 for the acquisition of oil and gas interests compared to $nil during the year ended April 30, 2020 as the Company had limited operating activity during fiscal 2020.

Cash Flows from Financing Activities

During the year ended April 30, 2021, the Company received $5,361,525 from the issuance of common shares along with $595,000 of proceeds for shares that were issued subsequent to year-end, $177,000 from the issuance of new convertible debentures, $22,917 of loans payable relating to the Paycheck Protection Program (and was forgiven by the US Small Business Administration in April 2021) and $43,250 from related parties to support operations.  The proceeds were offset by repayment of $794,349 for convertible debentures, and $115,810 to related parties.  During the year ended April 30, 2020, the Company received $155,630 of cash from financing activities from the issuance of convertible debentures as it had limited operations compared to fiscal 2021.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended April 30, 2021, the Company incurred a net loss of $3,315,000 and used cash of $685,159 for operating activities.  As at April 30, 2021, the Company had an accumulated deficit of $10,836,745. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERDE BIO HOLDINGS, INC.

Consolidated Financial Statements

For the Years Ended April 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Verde Bio Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Bio Holdings, Inc. (“the Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Oil and Gas Properties Impacted by the Company’s Estimation of Proved Reserves

As of April 30, 2021, the Company’s oil and gas properties totaled $895 thousand. As more fully described in Note 2 to the consolidated financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to assess its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future net revenue, management engaged a third-party reserve engineer specialist who made significant estimates and assumptions including forecasting the production decline rate of producing properties. The estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of potential impairment assessment. We identified the estimation of proved reserves of oil and gas properties and related impairment as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future net revenues of the Company’s proved reserves could have a significant impact on the measurement of potential impairment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the estimation of proved reserves included the following, among others.

•We obtained an understanding of the Company’s controls relating to management’s estimation of proved reserves for the purpose of assessing the Company’s oil and gas properties for potential impairment.

•We evaluated the independence, objectivity, and professional qualifications of the third-party reserve engineer, made inquiries of that specialist regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the third-party specialist.

•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions, including, but not limited to based SEC pricing, historical pricing differentials and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:

oRecalculated pricing utilized, including validating the prices were the average oil and natural gas prices received by the Company as of the first trading day of each month over the preceding twelve months;

oCompared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year; and

oTested the working and net revenue interests used in the reserve report by inspecting land and division order records

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

Draper, UT

September 15, 2021

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2021 $	April 30, 2020 $

ASSETS
Current Assets

Cash	2,087,897	1,631
Accounts receivable	86,744	-
Prepaid expenses	32,392	-

Total current assets	2,207,033	1,631

Non-current assets
Right-of-use operating lease asset	115,478	-
Oil and natural gas properties	895,487	-

Total assets	3,217,998	1,631

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	211,769	333,034
Due to related parties	-	19,056
Convertible debenture, net of unamortized discount of $nil and $95,057, respectively	1,203	564,725
Notes payable	-	31,126
Derivative liability	8,519	1,605,568
Current portion of operating lease liability	47,583	-
Convertible preferred Series B stock liability	214,940	583,000

Total Current Liabilities	484,014	3,136,509

Non-current portion of operating lease liability	78,228	-

Total Liabilities	562,242	3,136,509

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 10,000,000 authorized shares, par value of $0.001 per share Convertible preferred Series A: Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 683,084,699 and 1,829,943 common shares, respectively	683,085	1,830

Common stock issuable	676,250	-
Additional paid-in capital	12,132,666	4,384,537
Accumulated deficit	(10,836,745)	(7,521,745)

Total Stockholders’ Equity (Deficit)	2,655,756	(3,134,878)

Total Liabilities and Stockholders’ Equity (Deficit)	3,217,998	1,631

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2021 $	Year ended April 30, 2020 $

Revenue

Royalty interest	48,520	-

Cost of Goods Sold

Depletion expense	50,185	-

Gross Loss	(1,665)	-

Operating Expenses

Consulting fees	81,300	-
General and administrative	574,435	114,803
Impairment of oil and gas properties	1,927,810	-
Management fees	204,000	38,030
Professional fees	176,863	107,953
Recovery bad debt	-	(1,569)

Total Operating Expenses	2,964,408	259,217

Net Operating Loss	(2,966,073)	(259,217)

Other Income (Expenses)

Commitment fees	(27,413)	-
Loss on change in fair value of derivative liability	(121,974)	(794,930)
Interest expense	(366,057)	(231,658)
Gain (loss) on extinguishment of debt	166,517	(289,602)

Total Other Income (Expenses)	(348,927)	(1,316,190)

Net Loss	(3,315,000)	(1,575,407)
Net Loss Per Share, Basic and Diluted	(0.03)	(1.03)
Weighted Average Shares Outstanding – Basic and Diluted	94,788,832	1,533,316

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholder’s Deficit

(Expressed in US dollars)

					Additional
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2019	500,000	500	1,074,331	1,074	3,938,057	-	(5,946,338)	(2,006,707)

Common shares issued upon conversion of notes payable	-	-	755,612	756	308,973	-	-	309,729
Beneficial conversion feature on convertible debt	-	-	-	-	137,507	-	-	137,507
Net loss for the year	-	-	-	-	-	-	(1,575,407)	(1,575,407)

Balance – April 30, 2020	500,000	500	1,829,943	1,830	4,384,537	-	(7,521,745)	(3,134,878)

Common shares issued upon conversion of notes payable	-	-	75,949,560	75,950	1,730,685	-	-	1,806,635
Common shares issued for services	-	-	27,500,000	27,500	259,900	-	-	287,400
Common shares issued/issuable for cash	-	-	535,450,000	535,450	4,844,050	595,000	-	5,974,500
Share issuance cost	-	-	-	-	(17,976)	-	-	(17,976)
Common shares issued for mineral properties	-	-	15,000,000	15,000	356,500	-	-	371,500
Common shares issued for commitment fee	-	-	913,756	914	26,499	-	-	27,413
Common shares issued/issuable pursuant to debt settlement	-	-	5,000,000	5,000	130,000	81,250	-	216,250
Common shares issued upon conversion of Series B preferred shares	-	-	21,441,440	21,441	346,619	-	-	368,060
Beneficial conversion feature on convertible debt	-	-	-	-	71,852	-	-	71,852
Net loss for the year	-	-	-	-	-	-	(3,315,000)	(3,315,000)
Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	676,250	(10,836,745)	2,655,756

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2021 $	Year ended April 30, 2020 $

Operating Activities

Net Loss	(3,315,000)	(1,575,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	173,909	78,451
Amortization of right-of-use operating lease asset	6,642	-
Default and conversion fees	-	3,000
Depletion expense	50,185	-
Impairment loss on oil and gas properties	1,927,810	-
Interest and penalties accrued on convertible debt payable	-	21,995
Loss on change in fair value of derivative liability	121,974	794,930
Loss (gain) on settlement of debt	(166,517)	289,602
Original issue discount	42,556	21,563
Preferred shares issued for consulting fees	-	33,000
Rent-free period on operating lease	3,691	-
Shares issued for commitment fee	27,413	-
Shares issued for services	287,400	-

Changes in operating assets and liabilities:
Accounts receivable	(86,744)	-
Prepaid expenses	(32,392)	-
Accounts payable and accrued liabilities	205,617	136,059
Due to and from related parties	53,504	19,056

Net Cash Used In Operating Activities	(685,159)	(177,751)

Investing Activities
Acquisition and exploitation of oil and gas properties	(2,501,982)	-

Net Cash Used In Investing Activities	(2,501,982)	-

Financing Activities
Proceeds from convertible debenture	177,000	155,630
Proceeds from issuance of common stock	5,361,525	-
Proceeds from common stock issuable	595,000	-
Proceeds from loans payable	22,917	-
Proceeds from related parties	43,250	-
Repayment of convertible debenture	(794,349)	-
Advance to related parties	(46,690)	-
Repayment to related parties	(69,120)	-
Repayment of loans payable	(16,126)	-

Net Cash Provided by Financing Activities	5,273,407	155,630

Increase (Decrease) in Cash	2,086,266	(22,121)

Cash – Beginning of Period	1,631	23,752

Cash – End of Period	2,087,897	1,631

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Beneficial conversion feature	71,852	137,507
Common stock issued/issuable for conversion of convertible debentures	2,022,883	309,729
Common stock issued for interest in the oil and gas properties	371,500	-
Common stock issued for conversion of Series B preferred shares	368,061	-
Series B preferred shares issued for settlement of accounts and notes payable	-	550,000

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant but management continues to monitor the situation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended April 30, 2021, the Company incurred a net loss of $3,315,000 and used cash of $685,159 for operating activities.  As at April 30, 2021, the Company had an accumulated deficit of $10,836,745. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable relating to oil and gas interests which is based on the operator’s production statements, carrying value of oil and gas properties, the useful life, carrying value, and incremental borrowing rate used for right-of-use assets and lease liabilities, the fair value of convertible debentures, derivative liabilities, stock-based compensation, revenue recognition including the calculation of the reserves and the fair value of the reserves for oil and gas interests, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2021 and 2020, the Company had no items representing cash equivalents.

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

(e)Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment and ASC 350, Intangibles – Goodwill and Other. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of computer software and some oil and gas properties. As of April 30, 2021, the computer software has not been placed in use.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs.

(f)Royalty Interest in Oil and Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations.   Under this approach, all acquisition costs incurred for the purposes of acquiring mineral and royalty interests are capitalized into a full cost pool.  Costs associated with general corporate activities are expensed in the period incurred.

Capitalized costs are amortized using the units-of-production method.  Under this method, the provision for depletion is calculated by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base by net equivalent proved reserves at the beginning of the period.

Costs associated with unevaluated properties are excluded from the amortizable cost base until a determination has been made as to the existence of proved reserves.  Unevaluated properties are reviewed periodically to determine whether the costs incurred should be reclassified to the full cost pool and subjected to amortization.  The costs associated with unevaluated properties primarily consist of acquisition costs and capitalized general and administrative costs.  Unevaluated properties are assessed for impairment on an individual basis or as a group if properties are individually insignificant.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(f)Royalty Interest in Oil and Gas Properties (continued)

The assessment includes consideration of the following factors, among others: expectation of future drilling activity; past drilling results and activity; geological and geophysical evaluations; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative acquisition costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization. Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized unless the adjustments would significantly alter the relationship between capitalized costs and proved reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the reserve quantities of a cost center.

Natural gas volumes are converted to barrels of oil equivalent (Boe) at the rate of six thousand cubic feet (Mcf) of natural gas to one barrel (Bbl) of oil. This convention is not an equivalent price basis and there may be a large difference in value between an equivalent volume of oil versus an equivalent volume of natural gas.

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties less related income tax effects (the ceiling limitation). A ceiling limitation is calculated at each reporting period. If total capitalized costs, net of accumulated DD&A and related deferred income taxes are greater than the ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date. The ceiling limitation calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended April 30, 2021, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. If applicable, these net wellhead prices would be further adjusted to include the effects of any fixed price arrangements for the sale of oil and natural gas.

(g)Leases

Right-of-Use Asset

The Company recognizes right-of-use assets at the commencement date of the lease which is measured at cost, less any accumulated depreciation and impairment losses and adjusted for any remeasurement of lease liabilities. The cost of the right-of-use assets includes the amount of lease liability recognized on the commencement or lease standard adoption date. The right-of-use asset is depreciated over a useful life of the underlying asset.

Lease Liability

At the commencement date of the lease, the Company recognizes the lease liability as measured by the present value of the lease payments over the term of the lease. Fixed lease payments are included in the present value calculation and variable lease payments are expensed as they are incurred. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term.

The incremental rate of borrowing at the lease commencement date was used to calculate the present value of the lease liability as the implicit interest rate of the lease is not readily determinable. Subsequent to the recognition of the lease liability on the commencement date the lease liability increases through accretion of interest and decreases as lease payments are made. The carrying amount of the lease liability is remeasured if there is a modification in the term of the lease or in fixed payment amounts.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(h)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2021, the Company had 7,718,600 (2020 – 39,994,463) potentially dilutive common shares outstanding.

(i)  Fair Value Measurements

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2021, and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value as of April 30, 2021 and 2020 on a recurring basis:

April 30, 2021

	Level 1 $	Level 2 $	Level 3 $	Total Loss $
Derivative liability	-	-	(8,519)	(121,974)

April 30, 2020

	Level 1 $	Level 2 $	Level 3 $	Total Loss $
Derivative liability	-	-	(1,605,568)	(794,930)

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(j)Revenue Recognition

The Company recognizes revenue from royalties of its oil and gas interests in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).  Under ASC 606, the Company records revenue based on five criteria: (i) identify the contract; (ii) identify separate performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price among the performance obligations; and (v) recognize revenues as the performance obligations are satisfied.

As the Company derives its revenues from its royalty interests, it recognizes revenue based on the monthly royalties it receives from the specific operator or broker of each oil and gas interest held by the Company. The Company’s performance obligation is considered complete once the monthly production revenues are calculated and receivable, as the Company is not obligated to perform any additional services to earn its monthly royalty revenue.

Revenues from royalty properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received 30 to 90 days after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices.

Transaction price allocated to remaining performance obligations

The Company’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of the Company’s royalty income contracts.

Contract balances

Under the Company’s royalty income contracts, it would have the right to receive royalty income from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Company’s royalty income contracts do not give rise to contract assets or liabilities.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the year ended April 30, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil and gas contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

During the year ended April 30, 2021, the Company earned $48,520 (2020 - $nil) of royalty interest related to its oil and gas properties.

(k)Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires company to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option pricing model as its method of

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(l)Income Taxes

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

As of April 30, 2021, and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

(j)Concentrations

The Company purchases oil and gas royalty interests, of which 87% were purchased from the same broker for the year ended April 30, 2021.

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

3.Right-of-Use Operating Lease Asset and Lease Liability

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

On March 11, 2021, the Company entered into a sublease agreement with a sublandlord regarding its office at 5750 Genesis Court, Suite 220, Frisco, Texas 75036. The agreement was treated as an operating lease in accordance with ASC 842, Lease, which resulted in initial recognition of right-of-use asset and lease liability of $122,120. The incremental borrowing rate used in the calculation is 18%.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.    Right of Use Asset and Lease Liability (continued)

	April 30, 2021	April 30, 2020
	$	$

Components of lease expense were as follows:

Operating lease cost	6,642	-

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	–	–

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	122,120	-

	April 30, 2021	April 30, 2020
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	115,478	–

Operating lease liabilities	125,811	–

Weighted Average Remaining Lease Term

Operating leases	2.41 years	–

Weighted Average Discount Rate

Operating leases	12%	–

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	66,430	–
2023	66,430	–
2024	22,143	–

Total lease payments	155,003	–
Less: imputed interest	(29,192)	–

Total	125,811	–

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4.Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2020	-

Acquisition costs	2,867,042
Registration costs	6,440
Depletion expense	(50,185)
Impairment loss	(1,927,810)

Balance, April 30, 2021	895,487

On July 19, 2020, the Company signed a purchase agreement for a 50% right, title and interest to certain oil and gas properties located in the United States in exchange for 10,000,000 shares of common stock of the Company with fair value of $245,000 which was determined based on the fair value of the Company’s common shares on the date of issuance on August 10, 2020.

On September 21, 2020, the Company signed a purchase agreement for a 100% right, title and interest to certain oil and gas properties located in the United States for consideration of 5,000,000 shares of common stock of the Company with a fair value of $126,500.

On March 5, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Adams County, Colorado for cash consideration of $150,000.

On March 16, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Weld County, Colorado for cash consideration of $152,000.

On March 18, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Desoto and Sabine Parish, LA and Loving County, Texas for cash consideration of $127,500.

On March 18, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Adams County, Colorado for cash consideration of $150,000.

On March 22, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Weld County, Colorado for cash consideration of $152,000.

On March 26, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Red River and Sabine Parish, LA for cash consideration of $380,952.

On April 1, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Red River and Desoto Parish, LA for cash consideration of $359,975.

On April 1, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Ohio County, West Virginia for cash consideration of $133,000.

On April 13, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Laramie County, Wyoming for cash consideration of $502,764.

On April 19, 2021, the Company signed a purchase and sale agreement for 100% right, title and interest to certain oil and gas properties located in Howard County, Texas for cash consideration of $430,000.

5.Related Party Transactions

(a)During the year ended April 30, 2021, the Company incurred $204,000 (2020 - $nil) in management fees to the President and Director of the Company which was paid in common shares (see Note 11).

(b)During the year ended April 30, 2021, the Company incurred $nil (2020 - $33,000) in management fees to the former President and Director of the Company, which was paid in Convertible Preferred Series B shares (see Note 9).

(c)As at April 30, 2021, the Company owed $nil (2020 –$19,056) to the President and Director of the Company. The amount is non-interest bearing and due on demand.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

6. Notes Payable

(a) As at April 30, 2021, the Company owed $nil (2020 - $3,626) in notes payable to non-related parties. Under the terms of the notes, the amounts are unsecured, bear interest at 6% per annum, and were due on July 31, 2016. The notes bear a default interest rate of 18% per annum.

(b)As at April 30, 2021, the Company owed $nil (2020 – $10,000) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on June 6, 2017. The note bears a default interest rate of 12% per annum.

(c)As at April 30, 2021, the Company owed $nil (2020 – $2,500) in a note payable to a non-related party. Under the terms of the note, the amount is unsecured, bears interest at 5% per annum, and was due on February 1, 2018. The note bears a default interest rate of 12% per annum.

(d)As at April 30, 2021, the Company owed $nil (2020 – $15,000) in a note payable to a non-related party. The note payable was issued as a commitment fee and was recorded to additional paid-in capital during the year ended April 30, 2017. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and was due on September 15, 2017. The note bears a default interest rate of 20% per annum.

(e)On May 11, 2020, the Company received $22,917 from the United States Small Business Association (“USSBA”) as part of the Paycheck Protection Program (“PPP”).  On April 27, 2021, the USSBA informed the Company that they PPP loan was forgiven.

7.Convertible Debentures

(a)On February 13, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $105,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $94,500. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on November 13, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2021, the Company issued 1,115,335 shares of common stock for the conversion of $8,990 principal and $7,740 of accrued interest and the loan was fully converted.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $105,000, of which $20,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $105,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $8,990) and the Company recorded derivative liability of $nil (2020 – $32,339).

(b)On February 24, 2017, the Company issued a convertible debenture, to a non-related party, for proceeds of $33,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum pre-default and 20% per annum thereafter, and was due on November 30, 2017. The debenture is convertible into common shares of the Company at a conversion price equal to 58% of the average of the lowest two trading prices of the Company’s common stock of the fifteen prior trading days immediately preceding the issuance of the note.  On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging. As at April 30, 2021, the carrying value of the note was $nil (2020 - $93,965) and the Company recorded derivative liability of $nil (2020 – $229,203).

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

(c)On May 9, 2017, the Company issued a convertible debenture, to a non-related party, totaling $36,450. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on February 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion. In the event of default, the conversion price decreases to 50% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. During the year ended April 30, 2021, the Company issued 13,082,384 shares of common stock for the conversion of $64,352 principal and $33,817 of accrued interest.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,450, of which $6,450 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,450. As at April 30, 2021, the carrying value of the note was $nil (2020 - $64,352) and the Company recorded derivative liability of $nil (2020 - $208,701).

(d)On June 28, 2017, the Company issued a convertible debenture, to a non-related party, totaling $57,250. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price and proceeds received was $49,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on March 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default, the interest rate increases to 24%. During the year ended April 30, 2020, the Company issued 417,948 shares of common stock for the conversion of $18,044 of the accrued interest and $3,000 of conversion fees and finance costs. During the year ended April 30, 2021, the Company issued 26,618,284 shares of common stock for the conversion of $55,341 of principal, $45,742 of accrued interest and $2,500 of conversion fees and finance costs.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $57,250, of which $7,750 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $57,250. As at April 30, 2021, the carrying value of the note was $nil (2020 - $55,341) and the Company recorded derivative liability of $nil (2020 - $148,430).

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

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

As at April 30, 2021, the carrying value of the note was $1,203 (April 30, 2020 - $1,203) and the Company recorded derivative liability of $8,519 (April 30, 2020 - $7,896).

Included in the convertible debenture agreement is a $30,000 collateralized secured promissory note and a $33,333 back-end note (with the same terms as the convertible debenture mentioned above). As of April 30, 2021, and at the date of filing, no proceeds have been received on the collateralized secured promissory note or the back-end note.

(f)On September 19, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000, which was the first tranche of funding totaling $102,000 (“the October 4, 2017 Agreement”). Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on July 9, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $11,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $57,910) and the Company recorded derivative liability of $nil (2020 - $268,129).

(g)On September 28, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,333. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,500. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, and was due on September 28, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note. In the event of default there is a penalty of 10% of the principal balance of the outstanding note and the interest rate increases to 24%.  During the year ended April 30, 2021, the Company issued 11,733,557 to convert $36,666 of principal and $25,831 of accrued interest and the note was fully converted.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $7,833 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,333. As at April 30, 2021, the carrying value of the note was $nil (2020 - $36,666) and the Company recorded derivative liability of $nil (2020 - $131,830).

Included in the convertible debenture agreement is a back end note for up to $33,333 (with the same amount of proceeds, original issue discount, maturity date, interest rate and conversion terms as the convertible debenture mentioned above). As of April 30, 2021, and at the date of filing, no proceeds have been received on the back-end note.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

(h)On November 8, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the second tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on August 8, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%.  During the year ended April 30, 2021, the Company issued 23,400,000 common shares for the conversion of $32,400 of principal and $4,074 of accrued interest.  On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $53,084) and the Company recorded derivative liability of $nil (2020 - $219,765).

(i)On December 26, 2017, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000, which was the final tranche of the October 4, 2017 Agreement. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and was due on September 26, 2018. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 50% of the lowest trading price of the Company’s common stock of the past ten trading days prior to notice of conversion or the issuance of the note. In the event of default, the conversion price decreases to 40% of the lowest trading price of the Company’s common stock of the ten prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,000, of which $3,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $53,084) and the Company recorded derivative liability of $nil (2020 - $231,308).

(j)On March 15, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $36,000. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 15, 2019. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of the 65% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $36,000, of which $6,000 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $36,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $57,995) and recorded derivative liability of $ nil (2020 - $127,967).

(k)On September 12, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $33,000. Pursuant to the agreement, the note was issued with an original issue discount of $3,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and due on June 12, 2020, which was extended until June 12, 2021.  The debenture is convertible into common shares at a conversion price of $0.078 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,462 as additional paid-in capital and reduced the carrying value of the convertible note to $2,538. The carrying value will be accreted over the term of the convertible notes up to their face value of $33,000. In the event of default, the conversion price decreases to 45% of the lowest trading price of the Company’s common stock of the twenty prior trading days immediately preceding the issuance of the note and the interest rate increases to 20%. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

The carrying value of the convertible note was accreted over the term of the convertible note up to the face value of $33,000. As at April 30, 2021, the carrying value of the note was $nil (2020 - $20,897), and the unamortized total discount was $nil (2020 - $12,103). During the year ended April 30, 2021, the Company recorded accretion expense of $12,103 (2020 - $18,359).

(l)On November 13, 2019, the Company issued a convertible debenture, to a non-related party, in the amount of $28,193. Pursuant to the agreement, the note was issued with an original issue discount of $2,563 and as such the purchase price was $25,630. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 13, 2020, which was extended to February 13, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” and determined that there was a beneficial conversion features as the conversion price was below the closing stock price on the commitment date. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,795 as additional paid-in capital and reduced the carrying value of the convertible note to $9,398. The carrying value will be accreted over the term of the convertible notes up to their face value of $28,193. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

As at April 30, 2021, the carrying value of the convertible notes was $nil (2020 - $18,852) and had an unamortized discount of $nil (2020 - $9,341). During the year ended April 30, 2021, the Company recorded accretion expense of $9,341 (2020 - $9,454).

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

(m)On January 14, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 14, 2020, which was extended to April 14, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.06 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible note to $11,667. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000. As at April 30, 2021, the carrying value of the convertible notes was $nil (2020 - $17,983) and had an unamortized discount of $nil (2020 - $17,017). During the year ended April 30, 2021, the Company recorded accretion expense of $17,017 (2020 - $6,316).

(n)On January 23, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000, which was the first tranche of a convertible debenture totaling $68,000 and was issued with an original issue discount of $8,000 and as such the purchase price was $60,000. On January 23, 2020, the Company received the first tranche totaling $30,000 and recognized an original issue discount of $4,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on October 23, 2020, which was extended to April 23, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $22,667 as additional paid-in capital and reduced the carrying value of the convertible note to $11,333. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

As at April 30, 2021, the carrying value of the convertible notes was $nil (2020 - $16,836) and had an unamortized discount of $nil (2020 - $17,164). During the year ended April 30, 2021, the Company recorded accretion expense of $17,164 (2020 - $5,503).

(o)On March 4, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $34,000. This is the second tranche of the January 23, 2020 convertible note. and was issued with an original issue discount of $4,250 and as such the purchase price was $29,750. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on December 4, 2020, which was extended to June 4, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.048 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,750 as additional paid-in capital and reduced the carrying value of the convertible note to $4,250. The carrying value will be accreted over the term of the convertible notes up to their face value of $34,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

As at April 30, 2021, the carrying value of the convertible note was $nil (2020 - $6,720) and had an unamortized discount of $nil (2020 - $27,280). During the year ended April 30, 2021, the Company recorded accretion expense of $27,280 (2020 - $2,470).

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

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $13,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

As at April 30, 2021, the carrying value of the convertible note was $nil (2020 - $849) and had an unamortized discount of $nil (2020 - $12,151). During the year ended April 30, 2021, the Company recorded accretion expense of $12,151 (2020 - $349).

(q)On May 28, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $20,000 as a financing fee related to the Equity Purchase Agreement discussed in Note 10. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on February 28, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.01 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible notes up to their face value of $20,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

During the year ended April 30, 2021, the Company recorded accretion expense of $19,500 (2020 - $nil).

(r)On September 10, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on June 10, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.0132 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,030 as additional paid-in capital and reduced the carrying value of the convertible note to $11,970. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

During the year ended April 30, 2021, the Company recorded accretion expense of $23,030 (2020 - $nil).

(s)On November 3, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $35,000. Pursuant to the agreement, the note was issued with an original issue discount of $5,000 and as such the purchase price was $30,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (20% default interest rate), and is due on August 3, 2021. The debenture is convertible into common shares of the Company at a conversion price of $0.0118 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature.

The Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,322 as additional paid-in capital and reduced the carrying value of the convertible note to $5,678. The carrying value will be accreted over the term of the convertible notes up to their face value of $35,000. On April 22, 2021, the Company settled the outstanding balance owing with a combination of cash and common shares.  Refer to Note 10.

During the year ended April 30, 2021, the Company recorded accretion expense of $29,322 (2020 - $nil).

(t)On December 22, 2020, the Company issued a convertible debenture, to a non-related party, in the amount of $30,556. Pursuant to the agreement, the note was issued with an original issue discount and as such the purchase price was $25,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum (5% default interest rate), and is due on June 22, 2021. The debenture is convertible into common shares of the Company at a conversion price equal to 50% of the average of the two lowest trading prices of the Company’s common stock of the past twenty-five trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $24,500, of which $6,056 of the discount resulted from debt issuance costs. The carrying value of the convertible note will be accreted over the term of the convertible note up to the face value of $30,556. During the year ended April 30, 2021, the Company made a cash repayment of $45,349 which is comprised of $30,556 of principal, $4,328 of accrued interest and $10,465 of repayment penalties.

During the year ended April 30, 2021, the Company recorded accretion expense of $30,556 (2020 - $nil).

(u)On January 6, 2021, the Company issued a convertible debenture, to a non-related party, in the amount of $55,500. Pursuant to the agreement, the note was issued with an original issue discount of $3,500 and as such the purchase price was $52,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum (22% default interest rate), and is due on January 6, 2022. The debenture may be convertible at any time after 180 days of the date of issuance into common shares of the Company at a conversion price equal to the lesser of the 58% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Convertible Debentures (continued)

Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized.  On April 13, 2021, the Company repaid $72,912, resulting in a loss on settlement of debt of $17,412.

During the year ended April 30, 2021, the Company recorded accretion expense of $3,500 (2020 - $nil).

(v)On February 2, 2021, the Company issued a convertible debenture, to a non-related party, in the amount of $43,500. Pursuant to the agreement, the note was issued with an original issue discount of $3,500 and as such the purchase price was $40,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum (22% default interest rate), and is due on February 2, 2022. The debenture may be convertible at any time after 180 days of the date of issuance into common shares of the Company at a conversion price equal to the lesser of the 58% of the lowest trading price of the Company’s common stock of the past twenty trading days prior to notice of conversion or the issuance of the note.

Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized. On April 13, 2021, the Company repaid $57,147, resulting in a loss on settlement of debt of $13,647.

During the year ended April 30, 2021, the Company recorded accretion expense of $3,500 (2020 - $nil).

8.Derivative Liability

The fair value of the derivative liability was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended April 30, 2021, the Company recorded a loss on the change in fair value of $121,974 (2020 –$794,930). As at April 30, 2021, the Company recorded a derivative liability of $8,519 (2020 - $1,605,568).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2019	1,080,589
Adjustment for conversion	(269,951)
Mark to market adjustment at April 30, 2020	794,930

Balance, April 30, 2020	1,605,568
Adjustment for conversion	(1,719,023)
Mark to market adjustment at April 30, 2021	121,974

Balance, April 30, 2021	8,519

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

9.Convertible Preferred Series B Stock Liability

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock, at a value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. The transaction resulted in a loss on settlement of debt of $281,952.  Because the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount ($1.10 worth of common stock), the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the year ended April 30, 2021, the Company issued 21,441,440 shares of common stock for the conversion of 334,600 shares of Series B preferred stock. As of April 30, 2021, the carrying value of 195,400 Convertible Preferred Series B Stock Liability was $214,940.

10.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.001 per share.

On February 14, 2020, the Company effected a reverse stock split on a basis of 1 new common share for every 100 old common shares. The impact of these reverse stock splits has been applied on a retroactive basis to all periods presented.

Share Transactions for the Year Ended April 30, 2021

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

On June 5, 2020, the Company issued 91,300 common shares with a fair value of $6,400 for the conversion of $1,370 accrued interest, and derivative liability of $5,031 and resulting in gain on settlement of debt of $1.

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

On October 5, 2020, the Company issued 4,801,500 shares of common stock with a fair value of $96,030 for the conversion of 87,300 shares of Series B preferred stock (see Note 9).

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.Common Shares (continued)

On October 9, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $52,400 for the conversion of accrued interest of $13,100 and loss on settlement of debt of $28,958.

On December 22, 2020, the Company issued 913,756 shares of common stock with at fair value of $27,413 for Commitment fee for Equity Purchase Agreement (see Note 14).

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

On January 25, 2021, the Company issued 1,501,500 shares of common stock with a fair value of $30,031 for the conversion of 27,300 shares of Series B preferred stock (see Note 9).

On February 8, 2021, the Company issued 1,736,842 shares of common stock with a fair value of $33,000 for the conversion of 30,000 shares of Series B preferred stock (see Note 9).

On February 9, 2021, the Company issued 5,000,000 common shares pursuant to the terms of the oil and gas option agreement valued at $126,500.

On February 11, 2021, the Company issued 3,751,900 shares of common stock with a fair value of $140,696 for the conversion of $764 of accrued interest, $19,897 of convertible notes payable, $500 of conversion fee and $93,141 of derivative liability and resulting in loss on settlement of debt of $25,894.

On February 19, 2021, the Company issued 2,926,000 shares of common stock with a fair value of $61,446 for the conversion of $27,431 of convertible notes payable and $36,841 of derivative liability, resulting in gain on settlement of debt of $2,826.

On March 3, 2021, the Company issued 2,926,000 shares of common stock with a fair value of $49,449 for the conversion of $19,259 of convertible notes payable, $2,629 of accrued interest, and $26,483 of derivative liability, resulting in loss on settlement of debt of $1,078.

On March 10, 2021, the Company issued 2,640,000 shares of common stock with a fair value of $33,000 for the conversion of 30,000 shares of Series B preferred stock (see Note 9).

On March 11, 2021, the Company issued 1,580,384 shares of common stock with a fair value of $28,130 for the conversion of $8,888 of convertible notes payable, $40 of accrued interest, and $13,698 of derivative liability, resulting in loss on settlement of debt of $5,503.

On March 17, 2021, the Company issued 5,412,054 shares of common stock with a fair value of $88,000 for the conversion of 80,000 shares of Series B preferred stock (see Note 9).

On March 22, 2021, the Company issued 5,000,000 shares of common stock with a fair value of $135,000 to settle accounts payable of $50,000, resulting in loss on settlement of $85,000.

On March 23, 2021, the Company issued 9,000,000 shares of common stock with a fair value of $252,000 for the conversion of $13,440 of convertible notes payable, $30,636 of accrued interest, and $181,915 of derivative liability, resulting in loss on settlement of debt of $26,009.

On March 30, 2021, the Company issued 14,400,000 shares of common stock with a fair value of $230,400 for the conversion of $44,470 of convertible notes payable, $173 of accrued interest, and $153,629 of derivative liability, resulting in loss on settlement of debt of $32,128.

On March 29, 2021, the Company issued 13,102,398 shares of common stock with a fair value of $258,117 for the conversion of $30,648 of convertible notes payable, $927 of accrued interest, $500 of conversion fee, and $154,986 of derivative liability, resulting in loss on settlement of debt of $71,086.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.Common Shares (continued)

On April 7, 2021, the Company issued 5,349,544 shares of common stock with a fair value of $88,000 for the conversion of 80,000 shares of Series B preferred stock (see Note 9).

On April 7, 2021, the Company issued 5,824,286 shares of common stock with a fair value of $165,410 for the conversion of $18,196 of accrued interest, $500 of conversion fee, and $89,897 of derivative liability, resulting in loss on settlement of debt of $56,816.

On April 9, 2021, the Company issued 11,733,557 shares of common stock with a fair value of $240,538 for the conversion of $36,666 of convertible notes payable, $25,831 of accrued interest, and $173,071 of derivative liability, resulting in loss on settlement of debt of $4,970.

On April 22, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $37,500 for consulting services.

During the year ended April 30, 2021, the Company issued 535,450,000 shares of common stock for gross proceeds of $5,379,500 and incurred cash share issuance cost of $17,976. As of April 30, 2021, the Company received proceeds of $595,000 for subsequent share issuance which were recorded under shares issuable. See Note 15.

On April 22, 2021, the Company entered into a debt settlement agreement with GHS Investments, LLC, a Nevada liability company, whereby the Company agreed to settle multiple convertible debts and loans with cash consideration of $650,000 and issuance of 6,500,000 shares of common stock with fair value of $81,250. Pursuant to this agreement, the Company settled $507,921 of convertible debts and loans, $173,220 of accrued interest, and $392,223 of derivative liabilities, resulting in a gain on settlement of debt of $342,114. The fair value of 6,500,000 shares of common stock was recorded under shares issuable as of April 30, 2021. These shares were issued subsequent to the year ended April 30, 2021. See Note 15.

Share Transactions for the Year Ended April 30, 2020

During the year ended April 30, 2020, the Company issued an aggregate of 755,612 common shares with a fair value of $309,729 upon the conversion of $8,196 of convertible debentures, $269,951 of derivative liabilities, $21,255 of accrued interest, and $3,000 in conversion fees resulting in a loss on settlement of debt of $7,527. The remaining loss settlement of debt relates to the issuance of the Series B preferred stock.  See Note 10.

11.Preferred Shares

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

Convertible Preferred Series B stock – see Note 9.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

12. Income Taxes

The Company has $5,758,828 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% and the Canada federal and provincial tax rate of 26% to net loss before income taxes for the year ended April 30, 2021 and 2020 as a result of the following:

	2021 $	2020 $

Net loss before taxes	(3,315,000)	(1,575,407)
Statutory rate	21%	21%

Computed expected tax recovery	(696,150)	(330,835)
Permanent differences and other	65,641	242,525
Change in valuation allowance	630,509	88,310

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at April 30, 2021 and 2020 after applying enacted corporate income tax rates are as follows:

	2021 $	2020 $

Net operating losses carried forward	1,209,354	576,967

Total gross deferred income tax assets	1,209,354	576,967
Valuation allowance	(1,209,354)	(576,967)

Net deferred tax asset	-	-

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2021, the Company has no uncertain tax positions.

13. Commitments and contingencies

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

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note (see Note 11). As of April 30, 2021, no common shares have been sold pursuant to the equity financing agreement.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.Reserve and Related Financial Data - unaudited

Oil and Gas Reserves

Proved reserves represent quantities of oil and natural gas reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be recoverable in the future from known reservoirs under existing economic conditions, operating methods, and government regulations.  Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment, infrastructure, and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.  The reserves are located in various fields located in the states of Oklahoma, Louisiana, West Virginia, Colorado, Texas, and Wyoming.  All of the proved reserves are located in the continental United States.

	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total (kBoe)

Proved reserves, April 30, 2020	-	-	-

Acquisition	28,606	422,146	98,964
Production	-	-	-

Proved reserves, April 30, 2021	28,606	422,146	98,964

Proved developed reserve quantities	27,606	405,146	95,130
Proved undeveloped reserve quantities	1,000	17,000	3,833

	28,606	422,146	98,964

Standardized Measure of Discounted Net Cash Flows

Guidelines prescribed in FASB’s Accounting Standards Codification Topic 932 Extractive Industries—Oil and Gas (“ASC Topic 932”), have been followed for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Future cash inflows are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated quantities of oil, natural gas and NGLs to be produced in the future. The resulting future net cash flows are reduced to present value amounts by applying a ten percent annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process. Reserve estimates are inherently imprecise and estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

VERDE BIO HOLDINGS INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.Reserve and Related Financial Data – unaudited (continued)

The following table sets forth the discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as at April 30, 2021 based on the standardized measure prescribed in ASC Topic 932:

April 30, 2021 $

Future cash inflows	1,624,800
Future income tax expense	(147,800)

Future net cash flows	1,477,000
10% annual discount	(296,500)

Standardized measure of discounted future net cash flows	1,180,500

The following prices were used in the determination of the standardized measure:

April 30, 2021 $

Oil (per Bbl)	43.44
Natural Gas (per Mcf)	2.22

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

April 30, 2021 $

Standardized measure of discounted future net cash flows, beginning of period	-
Purchase of minerals and reserves in place	1,631,320
Timing difference and other	(450,820)

Standardized measure of discounted future net cash flows, end of period	1,180,500

15. Subsequent Events

On May 10, 2021, the Company issued 6,500,000 common shares to settle $81,250 of subscription payable pursuant to the settlement and release agreement dated April 22, 2021. See Note 10.

On May 13, 2021, the Company issued 15,030,769 common shares pursuant to the conversion of $195,400 of preferred series B stock.

On May 17, 2021, the Company issued 1,000,000 common shares pursuant to a $10,000 debt settlement agreement dated May 14, 2021.

On June 14, 2021, the Company acquired certain minerals and surface property located in Jack County, Texas for $1,600,000.

On August 20, 2021, the company acquired certain minerals in surface property located in Jack County, Texas for $900,000.

Subsequent to April 30, 2021, the Company issued 6,400,000 common shares for consulting services valued at approximately $94,910.

Subsequent to April 30, 2021, the Company acquired multiple oil and gas properties for $2,331,425.

Subsequent to April 30, 2021, the Company issued 451,550,000 common shares for gross proceeds of $3,929,550, of which $595,000 recorded as subscriptions payable as of April 30, 2021, was received as of April 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2021 using the criteria established in " Internal Control - Integrated Framework - 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2021 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of April 30, 2021 the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2021 the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.    We do not have sufficient monitoring and review controls with respect to accounting for complex transactions.

5.    We have a lack of sufficient controls over financial reporting and day to day accounting, including oversight, monitoring and review, primarily from limited personnel and segregation of duties.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2021 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Scott Cox	49	Director, Chief Executive Officer, Secretary	(1)

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

Identification of Significant Employees

The Company has three (3) full time employees, including our Chief Executive Officer. We also use consultants and independent contractors on a case-to-case basis.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2021 and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2021 our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2021 and 2020:

Summary Compensation Table

Officer/ Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Cox (Director, President Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	30,000	50,000	204,000	-0-	-0-	-0-	-0-	$284,000
Rob Sargent (Chief Executive Officer until November 2019)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

On May 22, 2020, the Company issued 20,000,000 common shares valued at $204,000 for management services to Scott Cox, the President and Director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of April 30, 2021 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of April 30, 2021, we had 683,084,699 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Scott Cox(3) 5750 Genesis Court, Suite 220B Frisco Texas 75034	20,000,000	2.93%
	All Officers and Directors as a Group	20,000,000	2.93%
Series A Preferred Stock	Scott Cox(3) 5750 Genesis Court, Suite 220B Frisco Texas 75034	500,000	100%
	All Officers and Directors as a Group (1 Person)	500,000	100%

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

(2) Based on 683,084,699  issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of April 30, 2021.

(3)Scott Cox is the sole officer of the Company.

Changes in Control

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than as set forth in Note 5 to the Financial Statements, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·Disclosing such transactions in reports where required;

·Disclosing in any and all filings with the SEC, where required;

·Obtaining disinterested directors consent; and

·Obtaining shareholder consent where required.

Please refer to Note 5 of the Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2021	Year Ended April 30, 2020
Audit fees	$58,500	$30,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$58,500	$30,500

Audit Fees

During the fiscal year ended April 30, 2021, we incurred approximately $58,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2021.

During the fiscal year ended April 30, 2020, we incurred approximately $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1)) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2021 and 2020 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed previously
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: September 15, 2021	/s/ Scott Cox
By: Scott Cox
Its: Chief Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 15, 2021	/s/ Scott Cox
By: Scott Cox, Director