Form 10-Q
period 2021-07-31
VERDE BIO HOLDINGS, INC.
filed 2021-10-06
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

☐ Yes [X] No

As of October 5, 2021, there were 1,164,565,468 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2021 and 2020

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2021 $	April 30, 2021 $
	(unaudited)
ASSETS

Current Assets

Cash	1,320,479	2,087,897
Accounts receivable	132,374	86,744
Prepaid expenses	26,856	32,392

Total current assets	1,479,709	2,207,033

Non-current assets
Right-of-use operating lease asset	105,474	115,478
Property and equipment, net	125,595	-
Oil and natural gas properties , net based on full cost method of accounting	4,784,764	895,487

Total assets	6,495,542	3,217,998

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	206,696	211,769
Convertible debenture	-	1,203
Derivative liability	-	8,519
Current portion of operating lease liability	49,756	47,583
Convertible preferred Series B stock liability	-	214,940

Total Current Liabilities	256,452	484,014

Operating lease liability, net of current portion	64,944	78,228

Total Liabilities	321,396	562,242

STOCKHOLDERS’ EQUITY

Preferred stock - 10,000,000 authorized shares, par value of $0.001 per share Convertible preferred Series A: Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,163,465,468 and 683,084,699 common shares, respectively	1,163,466	683,085

Common stock issuable	-	676,250
Additional paid-in capital	16,519,920	12,132,666
Accumulated deficit	(11,509,740)	(10,836,745)

Total Stockholders’ Equity	6,174,146	2,655,756

Total Liabilities and Stockholders’ Equity	6,495,542	3,217,998

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended July 31, 2021 $	Three months ended July 31, 2020 $

Revenue

Mineral and royalty revenues	64,599	-

Operating Expenses

Consulting fees	108,385	40,800
Depletion, depreciation, and amortization	21,989	-
General and administrative	436,024	62,092
Management fees	-	204,000
Professional fees	77,417	34,617
Project expenditures	98,134	-

Total Operating Expenses	741,949	341,562

Net Operating Loss	(677,350)	(341,562)

Other Income (Expenses)

Loss on change in fair value of derivative liability	-	(471,266)
Interest expense	(367)	(96,717)
Gain (loss) on extinguishment of debt	4,722	(1,002)

Total Other Income (Expenses)	4,355	(568,985)

Net Loss	(672,995)	(910,547)
Net Loss Per Share - Basic and Diluted	(0.00)	(0.04)
Weighted Average Shares Outstanding – Basic and Diluted	1,059,014,157	22,370,654

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

(Expressed in US dollars)

For the three months ended July 31, 2021 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	676,250	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	74,750	(81,250)	-	-
Common shares issued for cash	-	-	451,550,000	451,550	4,063,950	(595,000)	-	3,920,500
Common shares issued for conversion of Series B preferred shares	-	-	15,030,769	15,031	199,909	-	-	214,940
Common shares issued for services	-	-	3,300,000	3,300	45,810	-	-	49,110
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	36,000	-	-	40,000
Share issuance costs	-	-	-	-	(33,165)	-	-	(33,165)
Net loss for the period	-	-	-	-	-	-	(672,995)	(672,995)

Balance – July 31, 2021	500,000	500	1,163,465,468	1,163,466	16,519,920	-	(11,509,740)	6,174,146

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	-	(7,521,745)	(3,134,878)

Rounding shares (Reverse split)	-	-	76	-	-	-	-	-

Shares issued for management and consulting fees	-	-	24,500,000	24,500	225,400	-	-	249,900

Shares issued upon conversion of notes payable	-	-	2,429,135	2,429	133,958	-	-	136,387

Shares issued for cash	-	-	1,250,000	1,250	23,750	-	-	25,000

Beneficial conversion feature on convertible debt	-	-	-	-	19,500	-	-	19,500

Subscriptions payable	-	-	-	-	-	15,000		15,000

Net loss	-	-	-	-	-		(910,547)	(910,547)

Balance – July 31, 2020	500,000	500	30,009,078	30,009	4,787,145	15,000	(8,432,292)	(3,599,638)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	Three months ended July 31, 2021 $	Three months ended July 31, 2020 $

Operating Activities

Net loss	(672,995)	(910,547)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	-	44,016
Amortization of right-of-use asset	10,004	-
Default and conversion fees	-	20,500
Depletion, depreciation and amortization expense	21,989	-
Loss on change in fair value of derivative liability	-	471,266
Loss (gain) on settlement of debt	(4,722)	1,002
Rent-free period on operating lease	(11,111)	-
Shares issued for services	49,110	249,900

Changes in operating assets and liabilities:
Accounts receivable	(45,630)	-
Prepaid expenses	5,536	-
Accounts payable and accrued liabilities	34,927	37,862
Due to and from related parties	-	24,232

Net Cash Used In Operating Activities	(612,892)	(61,769)

Investing Activities
Acquisition and exploitation of oil and gas properties	(3,911,266)	-
Acquisition of property and equipment	(125,595)	-

Net Cash Used In Investing Activities	(4,036,861)	-

Financing Activities
Proceeds from issuance of common stock	3,920,500	25,000
Proceeds from common stock issuable	-	15,000
Proceeds from loans payable	-	22,917
Repayment of convertible debenture	(5,000)	-
Share issuance costs	(33,165)	-

Net Cash Provided by Financing Activities	3,882,335	62,917

Change in Cash	(767,418)	1,148

Cash – Beginning of Period	2,087,897	1,631

Cash – End of Period	1,320,479	2,779

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Beneficial conversion feature	-	19,500
Common stock issued/issuable for conversion of convertible debentures	81,250	136,387
Common stock issued for conversion of Series B preferred shares	214,940	-
Common stock issued for settlement of accounts payable	10,000	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2021, the Company incurred a net loss of $672,995 and used cash of $612,892 for operating activities.  As at July 31, 2021, the Company had an accumulated deficit of $11,509,740. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated interim financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2021. These interim condensed consolidated interim financial statements are unaudited and have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2021, the Company had 5,000 (April 30, 2021 – 7,718,600) potentially dilutive common shares outstanding.

(d)  Fair Value Measurements

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

(d)  Fair Value Measurements (continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(j)Recent Accounting Pronouncements

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

	July 31, 2021	April 30, 2021
	$	$

Components of lease expense were as follows:

Operating lease cost	10,004	6,642

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	16,607	-

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	-	122,120

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	July 31, 2021	April 30, 2021
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	105,474	115,478

Operating lease liabilities	114,700	125,811

Weighted Average Remaining Lease Term

Operating leases	2.16 years	2.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	55,358	66,430
2023	66,430	66,430
2024	22,143	22,143

Total lease payments	143,931	155,003
Less: imputed interest	(29,231)	(29,192)

Total	114,700	125,811

4.Royalty Interests in Oil and Gas Properties

	July 31, 2021 $	April 30, 2021 $

Opening Balance	895,487	-

Acquisition costs	3,911,266	2,867,042
Registration costs	-	6,440
Depletion expense	(21,989)	(50,185)
Impairment loss	-	(1,927,810)

Ending Balance	4,784,764	895,487

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

On March 16, 2021, the Company signed a purchase and sale agreement for 50% right, title and interest to certain oil and gas properties located in Weld County, Colorado for cash consideration of $152,000.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

4.Royalty Interests in Oil and Gas Properties (continued)

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

On May 4, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Laramie County, Wyoming for cash consideration of $431,425.

On May 13, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Colorado and Ohio for cash consideration of $1,100,000.

On June 14, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Jack County, Texas for cash consideration of $1,600,000.

On July 16, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Bienville, Louisiana for cash consideration of $800,000.

5.Related Party Transactions

(a)During the period ended July 31, 2021, the Company incurred $nil (2020 - $204,000) in management fees to the President and Director of the Company which was paid in common shares (see Note 11).

6.Convertible Debenture

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

Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the note payable of $33,333, of which $5,333 of the discount resulted from debt issuance costs. The carrying value of the convertible note was be accreted over the term of the convertible note up to the face value of $33,333.  During the period ended July 31, 2021, the Company repaid the balance owing on the debenture.

As at July 31, 2021, the carrying value of the note was $nil (April 30, 2021 - $1,203) and the Company recorded derivative liability of $nil (April 30, 2021 - $8,519).

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Interim Financial Statements

(Expressed in US dollars)

(unaudited)

7.Derivative Liability

The fair value of the derivative liability was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended July 31, 2021, the Company recorded a loss on the change in fair value of $nil (2020 –$471,266). As at July 31, 2021, the Company recorded a derivative liability of $nil (April 30, 2021 - $8,519).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2021	8,519
Adjustment for conversion	(8,519)

Balance, July 31, 2021	-

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock at a fair value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. As the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount, the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the year ended April 30, 2021, the Company issued 21,441,440 shares of common stock for the conversion of 334,600 shares of Series B preferred stock. During the period ended July 31, 2021, the Company issued 15,030,769 common shares for the conversion of 195,400 Series B preferred stock.  As of July 31, 2021, the carrying value of nil Convertible Preferred Series B Stock was $nil (April 30, 2021 - $214,940). As of July 31, 2021 there was zero Convertible Preferred Series B Stock outstanding (April 30, 2021 – 195,400).

9.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.001 per share.

During the three months ended July 31, 2021, the Company issued 451,550,000 common shares at $0.01 per common share for proceeds of $4,545,500, of which $595,000 was received as at April 30, 2021. As part of the financing, the Company paid share issuance costs of $33,165 which is recorded as a charge against additional paid-in capital.

On May 4, 4021, the Company issued 3,000,000 common shares with a fair value of $45,300 for consulting services.

On May 13, 2021, the Company issued 15,030,769 common shares pursuant to the conversion of 195,400 shares of Series B convertible preferred stock.  Refer to Note 8.

On May 14, 2021, the Company issued 100,000 common shares with a fair value of $1,330 for consulting services.

On May 17, 2021, the Company issued 1,000,000 common shares with a fair value of $10,000 for settlement of accounts payable.

On June 21, 2021, the Company issued 100,000 common shares with a fair value of $1,400 for consulting services.

On July 15, 2021, the Company issued 100,000 common shares with a fair value of $1,080 for consulting services.

On July 22, 2021, the Company issued 3,000,000 common shares with a fair value of $30,000 for settlement of accounts payable.

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

Convertible Preferred Series B stock – see Note 8.

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note was convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. During the year ended April 30, 2021, the convertible promissory note was repaid.  As of July 31, 2021, no common shares have been sold pursuant to the equity financing agreement.

12. Subsequent Events

On August 3, 2021, the Company issued 1,000,000 common shares to a non-related party for consulting services.

On August 16, 2021, the Company issued 100,000 common shares to a non-related party for consulting services.

On August 20, 2021, the Company acquired 100% right, title, and interest to certain properties located in Jack County, Texas for cash consideration of $900,000.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2021	April 30, 2021
	$	$
	(unaudited)
Current Assets	1,479,709	2,207,033
Current Liabilities	256,452	484,014
Working Capital	1,223,257	1,723,019

Cash Flows

	July 31, 2021	July 31, 2020
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(612,892)	(61,769)
Cash Flows from (used in) Investing Activities	(4,036,861)	-
Cash Flows from Financing Activities	3,882,335	62,917
Net increase (decrease) in Cash During Period	(767,418)	1,148

Operating Revenues

During the three months ended July 31, 2021, the Company earned royalty revenues of $64,599 relating to its interests in various oil and gas properties compared to $nil during the three months ended July 31, 2020 as the Company did not invest in any oil and gas properties in the same period in the prior year.

Operating Expenses and Net Loss

During the three months ended July 31, 2021, the Company incurred operating expenses of $741,949 compared to operating expenses of $341,562 during the three months ended July 31, 2020.  The increase in operating expenses was due to an increase in operating activity during the period as the Company has invested in significant oil and gas properties and commenced earning royalty revenues during the current fiscal period compared to minimal operations in the prior year.  Expenditures included $98,134 of additional maintenance and general costs relating to maintaining the oil and gas properties as well as $436,024 of general and administrative expenses which includes over $208,000 of payroll costs. As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $21,989 during the period ended July 31, 2021 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  There was no depletion during the period ended July 31, 2020 as the Company had not acquired its oil and gas properties at the time.

Net loss for the three months ended July 31, 2021 was $672,995 compared to a net loss of $910,547 during the three months ended July 31, 2020.  The decrease in net loss was due to the fact that the Company recorded a loss on the change in fair value of derivative liability of $471,266 and interest expense of $96,717 during the three months ended July 31, 2020 from the convertible debentures that the Company had to support its operations.  In the current year, the Company has obtained financing through the issuance of common shares and no longer has any outstanding convertible debentures.

For the three months ended July 31, 2021, the Company recorded a basic and diluted loss per share of $0.00 as compared with a basic and diluted net loss per share of $0.04 per share for the three months ended July 31, 2020.

Liquidity and Capital Resources

As at July 31, 2021, the Company had cash of $1,320,479 and total assets of $6,495,542 compared to cash of $2,087,897 and total assets of $3,217,998 as at April 30, 2020.  The increase in total assets was due to the purchase of an additional $3,911,265 of oil and gas property interests and the decrease in cash was due to the fact that the oil and gas acquisitions were paid by cash based on the Company’s existing holdings and new financing of common shares in a Regulation A filing for $0.01 per share.

The Company had total liabilities of $321,396 as at July 31, 2021 compared to $562,242 as at April 30, 2021.  The decrease in liabilities is due to the conversion of $214,940 of its convertible preferred Series B shares in exchange for 15,030,769 common shares.  As at July 31, 2021, the Company no longer has any outstanding convertible preferred Series B shares.  The Company also repaid its remaining convertible debentures of $1,203 which also resulted in the decrease in derivative liability of $8,519 as the Company no longer has any convertible debentures or any fair value related to any beneficial conversion of debt to common shares.

As of July 31, 2021, the Company had working capital of $1,223,257 compared to working capital of $1,723,019.  The decrease in working capital was due to the use of cash to acquire additional oil and gas properties offset by additional proceeds received from issuance of common shares during the current period.

Cash Flow from Operating Activities

During the three months ended July 31, 2021, the Company used $612,892 of cash for operating activities compared with $61,769 for operating activities during the three months ended July 31, 2020.  The increase in the use of cash for operating activities was due to an overall increase in general operations as the Company purchased oil and gas properties and earned royalty revenue during the current period compared to minimal operations during the prior year.

Cash Flow from Investing Activities

During the three months ended July 31, 2021, the Company used $4,036,861 of cash for investing activities including $3,911,266 for purchases of oil and gas properties and $125,595 of equipment. The Company did not have any investing activities during the three months ended July 31, 2020.

Cash Flow from Financing Activities

During the three months ended July 31, 2021, the Company raised $3,882,335 of cash from financing activities, including $3,920,500 from the issuance of common shares less repayment of $5,000 to repay the outstanding balance of a convertible debenture and $33,165 of share issuance costs.  During the three months ended July 31, 2020, the Company raised $62,917 of cash from financing activities which included $40,000 from the issuance of common shares and share subscriptions as well as $22,917 of loans payable related to the SBA paycheck protection program.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended July 31, 2021, the Company incurred a net loss of $672,995 and used cash of $612,892 for operating activities.  At July 31, 2021, the Company has an accumulated deficit of $11,509,740. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31 2021, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed previously and incorporated by reference.
3.2	Bylaws	Filed previously and incorporated by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC. (FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Dated: October 6, 2021		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: October 6, 2021	By:	/s/ Scott Cox
	Its:	Scott Cox, Director