Form 10-Q
period 2021-10-31
VERDE BIO HOLDINGS, INC.
filed 2021-12-15
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes [X] No

As of December 14, 2021, there were 1,164,865,468 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2021 and 2020

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2021 $	April 30, 2021 $
	(unaudited)
ASSETS

Current Assets

Cash	184,761	2,087,897
Accounts receivable	116,279	86,744
Prepaid expenses	26,856	32,392

Total current assets	327,896	2,207,033

Non-current assets
Right-of-use operating lease asset	94,963	115,478
Property and equipment, net	2,611,519	-
Oil and natural gas properties , net based on full cost method of accounting	1,853,554	895,487

Total assets	4,887,932	3,217,998

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	202,623	211,769
Convertible debenture	-	1,203
Derivative liability	-	8,519
Current portion of operating lease liability	52,029	47,583
Convertible preferred Series B stock liability	-	214,940

Total Current Liabilities	254,652	484,014

Operating lease liability, net of current portion	51,052	78,228

Total Liabilities	305,704	562,242

STOCKHOLDERS’ EQUITY

Preferred stock - 10,000,000 authorized shares, par value of $0.001 per share Convertible preferred Series A: Issued and outstanding: 500,000 shares	500	500

Common stock –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,164,765,468 and 683,084,699 common shares, respectively	1,164,766	683,085

Common stock issuable	-	676,250
Additional paid-in capital	16,533,350	12,132,666
Accumulated deficit	(13,116,388)	(10,836,745)

Total Stockholders’ Equity	4,582,228	2,655,756

Total Liabilities and Stockholders’ Equity	4,887,932	3,217,998

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended October 31, 2021 $	Three months ended October 31, 2020 $	Six months ended October 31, 2021 $	Six months ended October 31, 2020 $

Revenue

Mineral and royalty revenues	143,413	-	208,012	-

Operating Expenses

Consulting fees	46,530	-	154,915	40,800
Depletion, depreciation, and amortization expense	85,323	-	107,312	-
General and administrative	237,664	34,952	673,688	97,044
Impairment of oil and gas properties	1,266,046	-	1,266,046	-
Management fees	-	-	-	204,000
Professional fees	25,340	62,701	102,757	97,371
Project expenditures	89,158	-	187,292	-

Total Operating Expenses	1,750,061	97,653	2,492,010	439,215

Net Operating Loss	(1,606,648)	(97,653)	(2,283,998)	(439,215)

Other Income (Expenses)

Gain (loss) on change in fair value of derivative liability	-	498,409	-	27,143
Gain (loss) on extinguishment of debt	-	(21,199)	4,722	(22,201)
Interest expense	-	(78,611)	(367)	(175,328)

Total Other Income (Expenses)	-	398,599	4,355	(170,386)

Net Income (Loss)	(1,606,648)	300,946	(2,279,643)	(609,601)
Net Income (Loss) Per Share - Basic and Diluted	(0.00)	0.01	(0.00)	(0.02)
Weighted Average Shares Outstanding – Basic	1,164,589,644	42,964,452	1,112,084,215	32,653,026

Weighted Average Shares Outstanding - Diluted	1,164,589,644	42,964,452	1,112,084,215	32,653,026

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

(Expressed in US dollars)

For the three and six months ended October 31, 2021 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	676,250	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	74,750	(81,250)	-	-
Common shares issued for cash	-	-	451,550,000	451,550	4,063,950	(595,000)	-	3,920,500
Common shares issued for conversion of Series B preferred shares	-	-	15,030,769	15,031	199,909	-	-	214,940
Common shares issued for services	-	-	3,300,000	3,300	45,810	-	-	49,110
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	36,000	-	-	40,000
Share issuance costs	-	-	-	-	(33,165)	-	-	(33,165)
Net loss for the period	-	-	-	-	-	-	(672,995)	(672,995)

Balance – July 31, 2021	500,000	500	1,163,465,468	1,163,466	16,519,920	-	(11,509,740)	6,174,146
Common shares issued for services	-	-	1,300,000	1,300	13,430	-	-	14,730
Net loss for the period	-	-	-	-	-	-	(1,606,648)	(1,606,648)

Balance – October 31, 2021	500,000	500	1,164,765,468	1,164,766	16,533,350	-	(13,116,388)	4,582,228

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

(Expressed in US dollars)

For the three and six months ended October 31, 2021 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	-	(7,521,745)	(3,134,878)

Rounding shares (Reverse split)	-	-	76	-	-	-	-	-

Shares issued for management and consulting fees	-	-	24,500,000	24,500	225,400	-	-	249,900

Shares issued upon conversion of notes payable	-	-	2,429,135	2,429	133,958	-	-	136,387

Shares issued for cash	-	-	1,250,000	1,250	23,750	-	-	25,000

Beneficial conversion feature on convertible debt	-	-	-	-	19,500	-	-	19,500

Subscriptions payable	-	-	-	-	-	15,000		15,000

Net loss for the period	-	-	-	-	-		(910,547)	(910,547)

Balance – July 31, 2020	500,000	500	30,009,078	30,009	4,787,145	15,000	(8,432,292)	(3,599,638)

Shares issued upon conversion of notes	-	-	3,200,000	3,200	69,600	-	-	72,800

Shares issued upon conversion of Preferred Series B stock	-	-	4,801,500	4,802	91,229	-	-	96,031

Shares issued for cash	-	-	1,250,000	1,250	23,750	(15,000)	-	10,000

Shares issued for oil and gas property	-	-	10,000,000	10,000	235,000	-	-	245,000

Beneficial conversion feature on convertible debt	-	-	-	-	23,030	-	-	23,030

Net income for the period	-	-	-	-	-	-	300,946	300,946

Balance – October 31, 2020	500,000	500	49,260,578	49,261	5,229,754	-	(8,131,346)	(2,851,831)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Consolidated Statements of Cashflow

(Expressed in US dollars)

(unaudited)

	Six months ended October 31, 2021 $	Six months ended October 31, 2020 $

Operating Activities

Net loss	(2,279,643)	(609,601)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	-	84,833
Amortization of right-of-use asset	20,515	-
Common shares issued for services	63,840	249,900
Default and conversion fees	-	20,500
Depletion, depreciation and amortization expense	107,312	-
Impairment of oil and gas properties	1,266,046	-
Loss (gain) on change in fair value of derivative liability	-	(27,143)
Loss (gain) on settlement of debt	(4,722)	22,201
Original issue discount	-	5,000

Changes in operating assets and liabilities:
Right-of-use liability	(22,730)	-
Accounts receivable	(29,535)	-
Prepaid expenses	5,536	-
Accounts payable and accrued liabilities	30,854	107,257
Due to and from related parties	-	5,232

Net Cash Used In Operating Activities	(842,527)	(141,821)

Investing Activities
Acquisition and exploitation of oil and gas properties	(2,331,425)	(3,730)
Acquisition of property and equipment	(2,611,519)	-

Net Cash Used In Investing Activities	(4,942,944)	(3,730)

Financing Activities
Proceeds from issuance of common stock	3,920,500	50,000
Proceeds from common stock issuable	-	30,000
Proceeds from loans payable	-	22,917
Proceeds from advances	-	41,250
Repayment of convertible debenture	(5,000)	-
Share issuance costs	(33,165)	-

Net Cash Provided by Financing Activities	3,882,335	144,167

Change in Cash	(1,903,136)	(1,384)

Cash – Beginning of Period	2,087,897	1,631

Cash – End of Period	184,761	247

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Beneficial conversion feature	-	42,530
Common stock issued/issuable for conversion of convertible debentures	81,250	209,186
Common stock issued for conversion of Series B preferred shares	214,940	96,031
Common stock issued for acquisition of oil and gas properties	-	245,000
Common stock issued for settlement of accounts payable	40,000	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1.Nature of Operations and Continuance of Business2

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2021, the Company incurred a net loss of $2,279,643 and used cash of $842,527 for operating activities.  As at October 31, 2021, the Company had an accumulated deficit of $13,116,388. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2 To be updated

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2021, the Company had 5,000 (April 30, 2021 –7,718,600) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended October 31, 2021, and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	October 31, 2021	April 30, 2021
	$	$

Components of lease expense were as follows:

Operating lease cost	20,515	6,642

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	33,215	-

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	-	122,120

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	94,963	115,478

Operating lease liabilities	103,081	125,811

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	October 31, 2021	April 30, 2021

Weighted Average Remaining Lease Term

Operating leases	1.91 years	2.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	33,215	66,430
2023	66,430	66,430
2024	22,143	22,143

Total lease payments	121,788	155,003
Less: imputed interest	(18,707)	(29,192)

Total	103,081	125,811

4.Royalty Interests in Oil and Gas Properties

	October 31, 2021 $	April 30, 2021 $

Opening balance	895,487	-

Acquisition costs	2,331,425	2,867,042
Registration costs	-	6,440
Depletion expense	(107,312)	(50,185)
Impairment	(1,266,046)	(1,927,810)

Closing balance	1,853,554	895,487

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

On May 4, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Laramie County, Wyoming for cash consideration of $431,245.

On May 13, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Colorado and Ohio for cash consideration of $1,100,000.

On July 16, 2021, the Company signed a purchase and sale agreement for 100% right, title, and interest to certain properties located in Bienville, Louisiana for cash consideration of $800,000.

During the period ended October 31, 2021, the Company recorded an impairment loss of $1,266,046 on its producing oil and gas properties due to an excess of carrying value above expected future cash flows to be generated from its producing oil and gas properties.

5.Property and Equipment

	Land $	Vehicles $	Total $

Cost

Balance, April 30, 2021	-	-	-

Additions	2,485,924	125,595	2,611,519

Balance, October 31, 2021	2,485,924	125,595	2,611,519

Accumulated depreciation

Balance, April 30, 2021 and October 31, 2021	–	–	–

Balance, April 30, 2021	-	-	-

Balance, October 31, 2021	2,485,924	125,595	2,611,519

As at October 31, 2021, the vehicles have an estimated useful live of 5 years and have not been placed into use.  Amortization will commence once the vehicles are available for use.

6.Related Party Transactions

(a)During the period ended July 31, 2021, the Company incurred $nil (2020 - $204,000) in management fees to the President and Director of the Company which was paid in common shares (see Note 11).

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

7.Derivative Liability

The fair value of the derivative liability was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at October 31, 2021, the Company recorded a derivative liability of $nil (April 30, 2021 - $8,519).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2021	8,519
Adjustment for conversion	(8,519)

Balance, October 31, 2021	-

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock at a fair value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. As the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount, the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the year ended April 30, 2021, the Company issued 21,441,440 shares of common stock for the conversion of 334,600 shares of Series B preferred stock. During the period ended October 31, 2021, the Company issued 15,030,769 common shares for the conversion of 195,400 Series B preferred stock.  As of July 31, 2021, the carrying value of nil Convertible Preferred Series B Stock was $nil (April 30, 2021 - $214,948).  As of October 31, 2021 there was zero Convertible Preferred Series B Stock outstanding (April 30, 2021 – 195,400).

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

On August 3, 2021, the Company issued 1,000,000 common shares with a fair value of $10,300 for consulting services.

On August 16, 2021, the Company issued 100,000 common shares with a fair value of $1,020 for consulting services.

On September 20, 2021, the Company issued 100,000 common shares with a fair value of $1,470 for consulting services.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

On October 15, 2021, the Company issued 100,000 common shares with a fair value of $1,940 for consulting services.

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

Convertible Preferred Series B stock – see Note 8.

Convertible Preferred Series C stock- See Note 12.

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note was convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. During the year ended April 30, 2021, the convertible promissory note was repaid.  As of October 31, 2021, no common shares have been sold pursuant to the equity financing agreement.

12. Subsequent Events

(a)On November 15, 2021, the Company issued 100,000 common shares to a non-related party for consulting services.

(b)On November 16, 2021, the Company acquired 100% right, title, and interest to certain properties located in Belmont County, Ohio for cash consideration of $175,000.

(c)On December 6, 2021, the Company authorized the issuance of up to 10,000,000 shares of Series C Preferred Stock (“Series C”), with a par value of $0.001 per share.

(d)On December 8, 2021, the Company issued 1,000 shares of Series C stock at $1,000 per share for proceeds of $1,000,000., Each Series C stock earns accrued dividends of 10% per annum, payable quarterly, and is convertible into common shares of the Company at the lower of: (i) the closing bid price on the trading day preceding the execution of the definition agreement; or (ii) the lowest volume weighted average price of the Company’s common stock on the fifteen trading days prior to the notice of conversion.  The Company has the option to redeem the Series C stock based on the following schedule: (i0 at a rate of 115% of the purchase price within the first 90 calendar days from issuance; (ii) at a rate of 120% of the purchase price between 91-120 calendar days from issuance; and (iii) at a rate of 125% of the purchase price between 121-180 calendar days from issuance.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2021	April 30, 2021
	$	$
	(unaudited)
Current Assets	327,896	2,207,033
Current Liabilities	254,652	484,014
Working Capital	73,244	1,723,019

Cash Flows

	October 31, 2021	October 31, 2020
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(842,527)	(141,821)
Cash Flows from (used in) Investing Activities	(4,942,944)	(3,730)
Cash Flows from Financing Activities	3,882,335	144,167
Net increase (decrease) in Cash During Period	(1,903,136)	(1,384)

Operating Revenues

During the three and six months ended October 31, 2021, the Company earned royalty revenues of $143,413 and $208,012, respectively, relating to its interests in various oil and gas properties compared to $nil during the three and six months ended October 31, 2020 as the Company did not invest in any oil and gas properties in the same period in the prior year.

Operating Expenses and Net Loss

Three Months Ended October 31, 2021 and 2020

During the three months ended October 31, 2021, the Company incurred operating expenses of $1,750,061 compared to operating expenses of $97,653 during the three months ended October 31, 2020.  The increase in operating expenses was due to an increase in operating activity during the period as the Company has invested in significant oil and gas properties and commenced earning royalty revenues during the current fiscal period compared to minimal operations in the prior year.  Specific expenditures relating to oil and gas properties and production included $85,323 of depletion expense relating to the cost of the proportionate amount of reserves and probable reserves that were extracted to generate revenue during the current period, $89,158 of project expenditures relating to maintenance and overhead expenditures incurred on the producing oil and gas properties that do not meet the definition of capitalization under US GAAP,  as well as a one-time impairment loss of $1,266,046 for the excess of the carrying value of the producing oil and gas properties above the fair value of the proven and probable reserves of its oil and gas properties due to a decline in the fair value of oil prices during the period.  In addition to the specific oil and gas costs, the Company incurred overhead costs of $237,664 of general and administrative expense in the current period compared to $34,952 in the prior year and $46,530 of consulting expenses in the current period compared to $nil in the prior year, which was due to an overall increase in operating activity in the current year, as the Company did not acquire any oil and gas properties or had any royalty income in the prior year and thus, had limited operating activity.

Net loss for the three months ended October 31, 2021 was $1,606,648 compared to net income of $300,946 during the three months ended October 31, 2020.  In addition to operating expenses incurred, during the three months ended October 31, 2020, the Company recorded a gain of $498,409 relating to the change in the fair value of the derivative liability relating to its convertible debentures which was offset by interest expense of $78,611 and loss on extinguishment of convertible debt of $21,199.  The Company had no other income or expense items for the three months ended October 31, 2021 as the Company repaid or settled its convertible debentures and is no longer impacted by the fair value adjustments relating to the conversion features in outstanding debt instruments.

For the three months ended October 31, 2021, the Company recorded a basic and diluted loss per share of $0.00 as compared with a basic and diluted net income per share of $0.01 per share for the three months ended October 31, 2020.

Six Months Ended October 31, 2021 and 2020

During the six months ended October 31, 2021, the Company incurred operating expenses of $2,492,010 compared to operating expenses of $439,215 during the six months ended October 31, 2020.  The increase in operating expenses was due to an increase in operating activity during the period as the Company has invested in significant oil and gas properties and commenced earning royalty revenues during the current fiscal period compared to minimal operations in the prior year.  Specific expenditures relating to oil and gas properties and production included $107,312 of depletion expense relating to the cost of the proportionate amount of reserves and probable reserves that were extracted to generate revenue during the current period, $187,292 of project expenditures relating to maintenance and overhead expenditures incurred on the producing oil and gas properties that do not meet the definition of capitalization under US GAAP,  as well as a one-time impairment loss of $1,266,046 for the excess of the carrying value of the producing oil and gas properties above the fair value of the proven and probable reserves of its oil and gas properties due to a decline in the fair value of oil prices during the period. In addition to the specific oil and gas costs, the Company incurred overhead costs of $673,688 of general and administrative expense in the current period compared to $97,044 in the prior year, $102,757 of professional fees in the current period compared to $97,371 in the prior year, and $154,915 of consulting expenses in the current period compared to $40,800 in the prior year, which was due to an overall increase in operating activity in the current year, as the Company did not acquire any oil and gas properties or had any royalty income in the prior year and thus, had limited operating activity.

Net loss for the six months ended October 31, 2021 was $2,279,643 compared to net loss of $609,601 during the six months ended October 31, 2020.  In addition to operating expenses incurred, during the six months ended October 31, 2020, the Company recorded a gain of $27,143 relating to the change in the fair value of the derivative liability relating to its convertible debentures which was offset by interest expense of $175,328 and loss on extinguishment of convertible debt of $22,201.  The Company had minimal other income of $4,355 during the six months ended October 31, 2021 as the Company repaid or settled its convertible debentures and is no longer impacted by the fair value adjustments relating to the conversion features in outstanding debt instruments.

For the six months ended October 31, 2021, the Company recorded a basic and diluted loss per share of $0.00 as compared with a basic and diluted net loss per share of $0.02 for the six months ended October 31, 2020.

Liquidity and Capital Resources

As at October 31, 2021, the Company had cash of $184,761 and total assets of $4,887,932 compared to cash of $2,087,897 and total assets of $3,217,998 as at April 30, 2021.  The increase in total assets was due to the purchase of an additional $2,331,425 of oil and gas property interests less $1,266,046 impairment loss and $107,372 of depletion expense and $2,611,519 of property and equipment and the decrease in cash was due to the fact that the oil and gas acquisitions were primarily paid by cash based on the Company’s existing holdings and new financing of common shares in a Regulation A filing for $0.01 per share.

The Company had total liabilities of $305,704 as at October 31, 2021 compared to $562,242 as at April 30, 2021.  The decrease in liabilities is due to the conversion of $214,940 of its convertible preferred Series B shares in exchange for 15,030,769 common shares. As at October 31, 2021, the Company no longer has any outstanding convertible preferred Series B shares.  The Company also repaid its remaining convertible debentures of $1,203 which also resulted in the decrease in derivative liability of $8,519 as the Company no longer has any convertible debentures or any fair value related to any beneficial conversion of debt to common shares.

As of October 31, 2021, the Company had working capital of $73,244 compared to working capital of $1,723,019 at April 30, 2021. The decrease in working capital was due to the use of cash to acquire additional oil and gas properties offset by additional proceeds received from issuance of common shares during the current period.

Cash Flow from Operating Activities

During the six months ended October 31, 2021, the Company used $842,527 of cash for operating activities compared with $141,821 for operating activities during the six months ended October 31, 2020.  The increase in the use of cash for operating activities was due to an overall increase in general operations as the Company purchased oil and gas properties and earned royalty revenue during the current period compared to minimal operations during the prior year.

Cash Flow from Investing Activities

During the six months ended October 31, 2021, the Company used $4,942,944 of cash for investing activities including $2,331,425 for purchases of oil and gas properties and $2,611,519 for the purchase of equipment and land.  The Company incurred $3,730 for the acquisition of oil and gas properties during the six months ended October 31, 2020.

Cash Flow from Financing Activities

During the six months ended October 31, 2021, the Company raised $3,882,335 of cash from financing activities, including $3,920,500 from the issuance of common shares less repayment of $5,000 to repay the outstanding balance of a convertible debenture and $33,165 of share issuance costs.  During the six months ended October 31, 2020, the Company raised $144,167 of cash from financing activities which included $50,000 from the issuance of common shares and share subscriptions as well as $22,917 of loans payable related to the SBA paycheck protection program, $30,000 from the issuance of convertible debentures, and $41,250 from advances.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended October 31, 2021, the Company incurred a net loss of $2,279,643 and used cash of $842,527 for operating activities.  At October 31, 2021, the Company has an accumulated deficit of $13,116,388. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31 2021, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Amended and Restated Articles of Incorporation	Filed previously
3.2	Certificate of Designation	Filed herewith
3.3	Bylaws	Filed previously and incorporated by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: December 15, 2021		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 15, 2021	By:	/s/ Scott Cox
	Its:	Scott Cox, Director