Form 10-Q
period 2022-01-31
VERDE BIO HOLDINGS, INC.
filed 2022-03-17
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

☐ Yes [X] No

As of March 16, 2022, there were 1,167,265,468 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2022 and 2021

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	January 31, 2022 $	April 30, 2021 $
	(unaudited)
ASSETS

Current Assets

Cash	711,131	2,087,897
Accounts receivable	220,155	86,744
Prepaid expenses	26,856	32,392

Total current assets	958,142	2,207,033

Non-current assets
Right-of-use operating lease asset	83,920	115,478
Property and equipment, net	2,605,239	-
Oil and natural gas properties, net based on the full cost method of accounting	1,801,298	895,487

Total assets	5,448,599	3,217,998

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	199,495	211,769
Convertible debenture	-	1,203
Derivative liability	-	8,519
Current portion of operating lease liability	54,406	47,583
Convertible preferred Series B stock liability	-	214,940
Warrant liabilities	1,228,018	-

Total Current Liabilities	1,481,919	484,014

Non-current portion of operating lease liability	36,526	78,228

Total Liabilities	1,518,445	562,242

TEMPORARY EQUITY

Series C Preferred Stock: Designated: 1,400 shares, par value of $0.001 per share Issued and outstanding: 1,000 and nil shares, respectively	1	-

Series C preferred stock issuable	40,000	-
Series C accrued dividends	7,808	-

Total Temporary Equity	47,809	-

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common Stock Authorized –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,164,765,468 and 683,084,699 common shares, respectively	1,167,066	683,085

Common stock issuable	-	676,250
Additional paid-in capital	16,549,252	12,132,666
Accumulated deficit	(13,834,473)	(10,836,745)

Total Stockholders’ Equity	3,882,345	2,655,756

Total Liabilities and Equity	5,448,599	3,217,998

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2022 $	For the three months ended January 31, 2021 $	For the nine months ended January 31, 2022 $	For the nine months ended January 31, 2021 $

Revenue

Mineral property and royalty revenues	301,567	2,319	509,579	2,319

Operating Expenses

Consulting fees	32,450	-	187,365	40,800
Depletion expense	227,256	-	334,568	-
General and administrative	411,887	60,518	1,085,575	157,562
Impairment of oil and gas properties	-	-	1,266,046	-
Depreciation expense	6,280	-	6,280	-
Management fees	-	-	-	204,000
Professional fees	37,467	42,659	140,224	140,030
Project expenditures	31,834	-	219,126	-

Total Operating Expenses	747,174	103,177	3,239,184	542,392

Net Operating Loss	(445,607)	(100,858)	(2,729,605)	(540,073)

Other Income (Expenses)

Commitment fees	-	(27,413)	-	(27,413)
Finance charges	(272,478)	(83,563)	(272,845)	(258,891)
Gain on change in fair value of derivative liability	-	237,952	-	265,095
Gain (loss) on extinguishment of debt	-	(30,455)	4,722	(52,656)

Total Other Income (Expenses)	(272,478)	96,521	(268,123)	(73,865)

Net Loss	(718,085)	(4,337)	(2,997,728)	(613,938)

Series C Preferred Stock Dividends	(7,808)	-	(7,808)	-

Net Loss to Common Shareholders	(725,893)	(4,337)	(3,005,536)	(613,938)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	1,165,335,033	50,998,670	1,129,904,130	38,372,505

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

For the three and nine months ended January 31, 2022 and 2021

(unaudited)

	Series A Preferred		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2021	500,000	500	1,164,765,468	1,164,766	16,533,350	(13,116,388)	4,582,228

Series C preferred stock dividend	-	-	-	-	(7,808)	-	(7,808)

Shares issued for services	-	-	2,300,000	2,300	23,710	-	26,010

Net loss for the period	-	-	-	-	-	(718,085)	(718,085)

Balance – January 31, 2022	500,000	500	1,167,065,468	1,167,066	16,549,252	(13,834,473)	3,882,345

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$

Balance – October 31, 2020	500,000	500	49,260,578	49,261	5,229,754	-	(8,131,346)	(2,851,831)

Shares issued upon conversion of notes	-	-	5,075,900	5,076	166,184	-	-	171,260

Shares issued upon conversion of preferred Series B stock	-	-	1,501,500	1,501	28,528	-	-	30,029

Shares issued for cash	-	-	1,900,000	1,900	17,100	-	-	19,000

Shares issued for commitment fees			913,756	914	26,499	-	-	27,413

Shares issuable for oil and gas property	-	-	-	-	-	126,500	-	126,500

Shares issuable for debt settlement	-	-	-	-	-	135,000	-	135,000

Beneficial conversion feature on convertible debt	-	-	-	-	29,322	-	-	29,322

Net loss	-	-	-	-	-		(4,337)	(4,337)

Balance – January 31, 2021	500,000	500	58,651,734	58,652	5,497,387	261,500	(8,135,683)	(2,317,644)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

For the three and nine months ended January 31, 2022 and 2021

(unaudited)

					Additional
	Series A Preferred		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	74,750	-	-
Common shares issued for cash	-	-	451,550,000	451,550	4,063,950	-	3,920,500
Common shares issued for conversion of Series A preferred shares	-	-	15,030,769	15,031	199,909	-	214,940
Common shares issued for services	-	-	6,900,000	6,900	82,950	-	89,850
Series C preferred stock dividend			-	-	(7,808)	-	(7,808)
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	36,000	-	40,000
Share issuance costs	-	-	-	-	(33,165)	-	(33,165)
Net loss for the period	-	-	-	-	-	(2,997,728)	(2,997,728)

Balance – January 31, 2022	500,000	500	1,167,065,468	1,167,066	16,549,252	(13,834,473)	3,882,345

					Additional	Common
	Series A Preferred		Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,867	1,830	4,384,537	-	(7,521,745)	(3,134,878)

Rounding shares (Reverse split)	-	-	76	-	-	-	-	-

Shares issued for management and consulting fees	-	-	24,500,000	24,500	225,400	-	-	249,900

Shares issued upon conversion of notes	-	-	10,705,035	10,705	369,741	-	-	380,446

Shares issue upon conversion of preferred series B stock	-	-	6,303,000	6,303	119,758	-	-	126,061

Shares issued for cash	-	-	4,400,000	4,400	64,600	-	-	69,000

Shares issued for commitment fees			913,756	914	26,499	-	-	27,413

Shares issued for mineral properties	-	-	10,000,000	10,000	235,000	-	-	245,000

Shares issuable for oil and gas property	-	-	-	-	-	126,500	-	126,500

Shares issuable for debt settlement	-	-	-	-	-	135,000	-	135,000

Beneficial conversion feature on convertible debt	-	-	-	-	71,852	-	-	71,852

Net loss	-	-	-	-	-	-	(613,938)	(613,938)

Balance – January 31, 2021	500,000	500	58,651,734	58,652	5,497,387	261,500	(8,135,683)	(2,317,644)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2022 $	For the nine months ended January 31, 2021 $

Operating Activities

Net loss	(2,997,728)	(613,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable		115,799
Amortization of right-of-use asset	31,558	-
Depletion expense	334,568	-
Depreciation expense	6,280	-
Finance costs	228,019	-
Impairment of oil and gas properties	1,266,046	-
Loss (gain) on change in fair value of derivative liability	-	(265,095)
Loss (gain) on settlement of debt	(4,722)	52,656
Original issue discount	-	19,056
Shares issued for services	89,850	249,900
Shares issued or issuable for commitment fees	40,000	27,413

Changes in operating assets and liabilities:
Accounts receivable	(133,411)	-
Prepaid expenses	5,536	-
Accounts payable and accrued liabilities	27,726	155,953
Due to and from related parties	-	7,814
Right-of-use liability	(34,879)	-

Net Cash Used In Operating Activities	(1,141,157)	(214,648)

Investing Activities
Acquisition of property and equipment	(2,611,519)	-
Oil and gas property expenditures	(2,506,425)	(3,914)

Net Cash Used In Investing Activities	(5,117,944)	(3,914)

Financing Activities
Proceeds from issuance of common stock	3,920,500	69,000
Proceeds from issuance of series C preferred shares	1,000,000	-
Proceeds from convertible debentures	-	137,000
Proceeds from advances	-	42,250
Proceeds from issuance of PPP Loan – SBA	-	22,917
Repayment of convertible debenture	(5,000)	(34,884)
Share issuance costs	(33,165)	-

Net Cash Provided by Financing Activities	4,882,335	230,283

Change in Cash	(1,376,766)	11,721

Cash – Beginning of Period	2,087,897	1,631

Cash – End of Period	711,131	13,352

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Beneficial conversion feature	-	71,852
Common stock issued/issuable for conversion of convertible debentures	81,250	380,446
Common stock issued for conversion of Series B preferred shares	214,940	126,061
Common stock issued for acquisition of oil and gas properties	-	245,000
Common stock issued for settlement of accounts payable	40,000	-
Series C preferred stock accrued dividend	7,808	-

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2022, the Company incurred a net loss of $2,997,728 and used cash of $1,141,157 for operating activities.  As at January 31, 2022, the Company had an accumulated deficit of $13,834,473. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2022, the Company had 11,972,514,065 (April 30, 2021 –7,718,600) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended January 31, 2022, and 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	January 31, 2022	April 30, 2021
	$	$
Components of lease expense were as follows:

Operating lease cost	31,558	6,642

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	49,822	-

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	-	122,120

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	83,920	115,478

Operating lease liabilities	90,932	125,811

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	January 31, 2022	April 30, 2021

Weighted Average Remaining Lease Term

Operating leases	1.67 years	2.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	16,608	66,430
2023	66,430	66,430
2024	22,143	22,143

Total lease payments	105,181	155,003
Less: imputed interest	(14,249)	(29,192)

Total	90,932	125,811

4.Royalty Interests in Oil and Gas Properties

	January 31, 2022 $	April 30, 2021 $

Opening balance	895,487	-

Acquisition costs and exploration costs	2,506,425	2,867,042
Registration costs	-	6,440
Depletion expense	(334,568)	(50,185)
Impairment	(1,266,046)	(1,927,810)

Closing balance	1,801,298	895,487

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

On December 9, 2021, the Company acquired a 100% interest in properties located in Belmont County, Ohio for cash consideration of $175,000.

During the period ended January 31, 2022, the Company recorded an impairment loss of $1,266,046 on its producing oil and gas properties due to an excess of carrying value above expected future cash flows to be generated from its producing oil and gas properties.

5.Property and Equipment

	Land $	Vehicles $	Total $

Cost

Balance, April 30, 2021	-	-	-

Additions	2,485,924	125,595	2,611,519

Balance, January 31, 2022	2,485,924	125,595	2,611,519

Accumulated depreciation

Balance, April 30, 2021	–	–	–

Additions	–	6,280	6,280

	-	6,280	6,280

Balance, April 30, 2021	-	-	-

Balance, January 31, 2022	2,485,924	119,315	2,605,239

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Property and Equipment (continued)

As at January 31, 2022, the vehicles have an estimated useful live of 5 years and were placed into use on November 1, 2021.  During the period ended January 31, 2022, the Company recorded depreciation expense of $6,280 (2021- $nil).

6.Related Party Transactions

(a)During the period ended January 31, 2021, the Company incurred $nil (2020 - $204,000) in management fees to the President and Director of the Company which was paid in common shares (see Note 11).

(b)During the period ended January 31, 2022, the Company issued 2,000,000 common shares with a fair value of $22,600 to the spouse of the Chief Executive Officer of the Company for accounting services.

7.Derivative Liability

The fair value of the derivative liability was calculated using a Binomial model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at January 31, 2022, the Company recorded a derivative liability of $nil (April 30, 2021 - $8,519).

A summary of the activity of the derivative liability is shown below:

$

Balance, April 30, 2021	8,519
Adjustment for conversion	(8,519)

Balance, January 31, 2022	-

8.Preferred Stock Liability

Series B Preferred Stock

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock at a fair value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. As the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount, the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the year ended April 30, 2021, the Company issued 21,441,440 shares of common stock for the conversion of 334,600 shares of Series B preferred stock. During the period ended October 31, 2021, the Company issued 15,030,769 common shares for the conversion of 195,400 Series B preferred stock.  As of January 31, 2022, the Company had nil (April 30, 2021 – 195,400) shares of Convertible Preferred Series B Stock with a carrying value of $nil (April 30, 2021 - $214,940).

9.Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.001 per share.

During the three months ended July 31, 2021, the Company issued 451,550,000 common shares at $0.01 per common share for proceeds of $4,515,500, of which $595,000 was received as at April 30, 2021.  As part of the financing, the Company paid share issuance costs of $33,165 which is recorded as a charge against additional paid-in capital.

On May 4, 4021, the Company issued 3,000,000 common shares with a fair value of $45,300 for consulting services.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

9.Common Shares (continued)

On May 13, 2021, the Company issued 15,030,769 common shares pursuant to the conversion of 195,400 shares of Series B convertible preferred stock.  Refer to Note 8.

On May 14, 2021, the Company issued 100,000 common shares with a fair value of $1,330 for consulting services.

On May 17, 2021, the Company issued 1,000,000 common shares with a fair value of $10,000 for legal services.

On June 21, 2021, the Company issued 100,000 common shares with a fair value of $1,400 for consulting services.

On July 15, 2021, the Company issued 100,000 common shares with a fair value of $1,080 for consulting services.

On July 22, 2021, the Company issued 3,000,000 common shares with a fair value of $30,000 for consulting services.

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

On November 15, 2021, the Company issued 100,000 common shares with a fair value of $1,320 for consulting services.

On December 15, 2021, the Company issued 100,000 common shares with a fair value of $970 for consulting services.

On January 11, 2022, the Company issued 2,000,000 common shares with a fair value of $22,600 to the spouse of the Chief Executive Officer of the Company for services.

On January 17, 2022, the Company issued 100,000 common shares with a fair value of $1,120 for consulting services.

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

Convertible Preferred Series B stock – see Note 8.

Convertible Preferred Series C stock On December 3, 2021, the Company entered into a securities purchase agreement (the “Agreement”) with an arms-length party for the issuance of 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000.  Under the terms of the Agreement, the Series C shares are entitled to receive dividends at 10% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion form the note holder.  In addition to the Series C shares, the Company will issue an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement and has not been issued as at January 31, 2022 due to the fact that the Company had to amend the authorized number of Series C shares.

In addition to the Series C stock, the Company issued 61,885,671 warrants on December 8, 2021 with a conversion price of $0.01067 per share for a period of five years and 63,157,895 warrants on January 27, 2022 with a conversion price of $0.01045 per share for a period of five years.  The fair value of the warrants was $1,228,018 based on the Black-Scholes option pricing model assuming an expected life of 5 years, volatility of 314-318%, risk-free rate of 1.2-1.7%, and no expected dividends.  The fair value of the warrants was treated as a liability as it met the conditions of a liability in accordance with ASC 480, Distinguishing Liabilities from Equity.  As the fair value of the warrants were greater than the gross proceeds received on the issuance of the Series C shares, the excess difference of $228,019 was recorded in the statement of operations as a finance cost.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

10.  Preferred Shares (continued)

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at January 31, 2022, the Company had 1,000 (April 30, 2021 – nil) shares of Series C stock with a carrying value of $1 (April 30, 2021 - $nil) and recorded accrued dividend payable of $7,808 (April 30, 2021 - $nil) which is included in temporary equity and offset against additional paid in capital.

11.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2021	-	-
Issued	125,043,566	0.01

Balance, January 31, 2022	125,043,566	0.01

Additional information regarding share purchase warrants as of January 31, 2022 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	4.9

	125,043,566	4.9

12. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note was convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. During the year ended April 30, 2021, the convertible promissory note was repaid.  As of January 31, 2022, no common shares have been sold pursuant to the equity financing agreement.

13. Subsequent Events

(a)On February 11, 2022, the Company acquired a 35% interest in mineral and royalty interests in various claims located in Howard County, Texas for $325,000.

(b)Subsequent to January 31, 2022, the Company issued 200,000 common shares for services to a non-related party.

(c)On March 14, 2022, the Company amended its previously filed Certificate of Designation for the Series C Preferred Stock to increase the number of designated Series C preferred shares from 1,000 to 1,400 in connection with the additional 400 Series C shares recorded as “to be issued” at January 31, 2022 and issued on March 16, 2022.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2022	April 30, 2021
	$	$
	(unaudited)
Current Assets	958,142	2,207,033
Current Liabilities	1,481,919	484,014
Working Capital (Deficit)	(523,777)	1,723,019

Cash Flows

	January 31, 2022	January 31, 2021
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(1,141,157)	(214,648)
Cash Flows from (used in) Investing Activities	(5,117,944)	(3,914)
Cash Flows from Financing Activities	4,882,335	230,283
Net increase (decrease) in Cash During Period	(1,376,766)	11,721

Operating Revenues

Three Months Ended January 31, 2022 and 2021

During the three months ended January 31, 2022, the Company earned royalty revenues of $301,567 relating to its interests in various oil and gas properties compared to $2,319 during the three months ended January 31, 2021 as the Company had just commenced its acquisition of oil and gas properties in the same period in the prior year.

Nine Months Ended January 31, 2022 and 2021

During the nine months ended January 31, 2022, the Company earned royalty revenues of $509,579 relating to its interests in various oil and gas properties compared to $2,319 during the nine months ended January 31, 2021 as the Company had just commenced its acquisition of oil and gas properties in the same period in the prior year.

Operating Expenses and Net Loss

Three Months Ended January 31, 2022 and 2021

During the three months ended January 31, 2022, the Company incurred operating expenses of $747,174 compared to operating expenses of $103,177 during the three months ended January 31, 2021.  The increase in operating expenses was due to an increase in operating activity during the period as the Company has invested in significant oil and gas properties and commenced earning royalty revenues during the current fiscal period compared to minimal operations in the prior year.  Specific expenditures relating to oil and gas properties and production included $227,256 of depletion expense relating to the cost of the proportionate amount of reserves and probable reserves that were extracted to generate revenue during the current period, $31,834 of project expenditures relating to maintenance and overhead expenditures incurred on the producing oil and gas properties that do not meet the definition of capitalization under US GAAP.  In addition to the specific oil and gas costs, the Company incurred overhead costs of $411,887 of general and administrative expense in the current period compared to $60,518 in the prior year and $32,450 of consulting expenses in the current period compared to $nil in the prior year, which was due to an overall increase in operating activity in the current year, as the Company had minimal oil and gas properties and limited royalty income in the prior year and thus, had limited operating activity.

Net loss for the three months ended January 31, 2022, was $718,085compared to $4,337 during the three months ended January 31, 2021.  In addition to operating expenses incurred, during the three months ended January 31, 2021, the Company recorded a gain of $237,952 relating to the change in the fair value of the derivative liability relating to its convertible debentures which was offset by finance charges of $83,563 and loss on extinguishment of convertible debt of $30,455.  During the three months ended January 31, 2022, the Company incurred finance charges of $272,478 relating to interest and commitment fees incurred with respect to debt and temporary equity financing.

For the three months ended January 31, 2022 and 2021, the Company recorded a basic and diluted loss per share of $0.00.

Nine Months Ended January 31, 2022 and 2021

During the nine months ended January 31, 2022, the Company incurred operating expenses of $2,729,605 compared to operating expenses of $540,073 during the nine months ended January 31, 2021.  The increase in operating expenses was due to an increase in operating activity during the period as the Company has invested in significant oil and gas properties and commenced earning royalty revenues during the current fiscal period compared to minimal operations in the prior year.  Specific expenditures relating to oil and gas properties and production included $334,568 of depletion expense relating to the cost of the proportionate amount of reserves and probable reserves that were extracted to generate revenue during the current period, $219,126 of project expenditures relating to maintenance and overhead expenditures incurred on the producing oil and gas properties that do not meet the definition of capitalization under US GAAP,  as well as a one-time impairment loss of $1,266,046 for the excess of the carrying value of the producing oil and gas properties above the fair value of the proven and probable reserves of its oil and gas properties due to a decline in the fair value of oil prices during the period.  In addition to the specific oil and gas costs, the Company incurred overhead costs of $1,085,575 of general and administrative expense in the current period compared to $157,562 in the prior year, $140,224 of professional fees in the current period compared to $140,030 in the prior year, and $187,365 of consulting expenses in the current period compared to $40,800 in the prior year, which was due to an overall increase in operating activity in the current year, as the Company had minimal oil and gas properties or had limited royalty income in the prior year and thus, had limited operating activity.

Net loss for the nine months ended January 31, 2022 was $2,997,728 compared to net loss of $613,938 during the nine months ended January 31, 2021.  In addition to operating expenses incurred, during the three months ended January 31, 2021, the Company recorded a gain of $265,095 relating to the change in the fair value of the derivative liability relating to its convertible debentures which was offset by interest expense of $258,891, commitment fees of $27,413, and loss on extinguishment of convertible debt of $52,656.  For the nine months ended January 31, 2022, the Company incurred finance charges of $272,845 relating to interest and commitment fees from debt and temporary equity financing and incurred accrued dividends relating to the Series C preferred stock of $7,808.

For the nine months ended January 31, 2022, the Company recorded a basic and diluted loss per share of $0.00 as compared with a basic and diluted net loss per share of $0.02 for the nine months ended January 31, 2021.

Liquidity and Capital Resources

As at January 31, 2022, the Company had cash of $711,131 and total assets of $5,448,599 compared to cash of $2,087,897 and total assets of $3,217,998 as at April 30, 2021.  The increase in total assets was due to the purchase of an additional $905,811 of oil and gas property interests and $2,611,519 of property and equipment less accumulated depreciation of $6,280 and the decrease in cash of $1,376,766 was due to the fact that the oil and gas acquisitions were primarily paid by cash based on the Company’s existing holdings and new financing of common shares in a Regulation A filing for $0.01 per share.

The Company had total liabilities of $1,518,445 as at January 31, 2022 compared to $562,242 as at April 30, 2021.  The increase in liabilities is due to warrant liabilities of $1,228,018 relating to the issuance of 125,043,566 warrants at a conversion price of $0.01 per share as part of the mezzanine financing of $1,000,000 received for the issuance of 1,000 Series C preferred stock during the current year.  The increase was offset by a decrease of $214,940 relating to the conversion of the convertible preferred Series B stock, and net decreases in accounts payable and accrued liabilities of $12,274 for timing differences in the settlement of outstanding obligations.

As of January 31, 2022, the Company had working capital deficit of $523,777 compared to working capital of $1,723,019 at April 30, 2021.  The decrease in working capital was due to the use of cash to acquire additional oil and gas properties offset by additional proceeds received from issuance of common shares during the current period.

Cash Flow from Operating Activities

During the nine months ended January 31, 2022, the Company used $1,141,157 of cash for operating activities compared with $214,648 for operating activities during the nine months ended January 31, 2021.  The increase in the use of cash for operating activities was due to an overall increase in general operations as the Company purchased oil and gas properties and earned royalty revenue during the current period compared to minimal operations during the prior year.

Cash Flow from Investing Activities

During the nine months ended January 31, 2022, the Company used $5,117,944 of cash for investing activities including $2,506,425 for purchases of oil and gas properties and $2,611,519 for the purchase of land and equipment.  The Company paid $3,914 for the acquisition of oil and gas properties during the nine months ended January 31 2021.

Cash Flow from Financing Activities

During the nine months ended January 31, 2022, the Company raised $4,882,335 of cash from financing activities, including $3,920,500 from the issuance of common shares and $1,000,000 of proceeds from the issuance of Series C preferred stock less repayment of $5,000 to repay the outstanding balance of a convertible debenture and $33,165 of share issuance costs.  During the nine months ended January 31, 2021, the Company raised $230,283 of cash from financing activities which included $69,000 from the issuance of common shares, $137,000 from the issuance of convertible debentures, $42,250 of advances from related parties, and share subscriptions as well as $22,917 of loans payable related to the SBA paycheck protection program.  The proceeds were offset by a repayment of convertible debenture of $34,884.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended January 31, 2022, the Company incurred a net loss of $2,997,728 and used cash of $1,141,157 for operating activities.  At January 31, 2022, the Company has a working capital deficit of $523,777, and an accumulated deficit of $13,834,473. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2022, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Amended and Restated Articles of Incorporation	Filed previously and incorporated by reference
3.2	Certificate of Designation	Filed herewith
3.3	Bylaws	Filed previously and incorporated by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: March 17, 2022		/s/ Scott Cox
	By:	Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 17, 2022	By:	/s/ Scott Cox
	Its:	Scott Cox, Director