Form 10-K
period 2022-04-30
VERDE BIO HOLDINGS, INC.
filed 2022-07-29
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2022

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

Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $16,484,622.74. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of July 26, 2022, there were 1,277,573,921 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Properties

Verde Bio Holdings, Inc. has mineral and royalty interests in several properties across seven (7) U.S. states. A total of four hundred and six (406) reserves cases have been identified and evaluated. These include producing, non-producing and undeveloped wells or leases.  As of April 30, 2022, these interests entitled us to receive royalty payments from the producing wells on the acreage underlying our Royalties, with no additional future capital or operating expenses required. As of July 27, 2022, there were 406 wells producing on this acreage.

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

OIL AND NATURAL GAS DATA

Reserves Presentation

The reserves estimates as of April 30, 2022, shown herein, have been not been independently evaluated by Mire Petroleum Consultants.  Kurt Mire is a senior reservoir and production engineer with thirty-six (36) years of experience in E&P.  This experience has been gained at major and independent oil companies and by projects done for Tier 1 consulting firms Ryder Scott Company and Netherland, Sewell & Associates.  Domestic experience includes

Louisiana, Texas, Gulf of Mexico, Mid-Continent, and Rocky Mountains.  International experience includes Mexico, South America, Iraq and Trinidad.  He has proven skills in reservoir and production engineering, operations, reserves estimation, Monte Carol simulation, nodal analysis, field studies, project management and property evaluations.

Proved Reserves

Evaluation and Review of Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of April 30, 2022, were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy, or a combination of both methods. 100% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The following table presents our estimated net proved oil and natural gas reserves as of April 30, 2022 and based on the reserve reports prepared by management. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.(1)(2)

Verde Bio Holdings, Inc.
As of May 1, 2022
Category	Gross Reserves		Net Reserves		Net Revenue	Taxes	Invest-ments	Non-disc. Cashflow	Disc. Cashflow (10%)	Life
	Oil (MBBL)	Gas (MMCF)	Oil (MBBL)	Gas (MMCF)	M$	M$	M$	M$	M$	Years
Proved Developed Producing	19,936	531,907	27.1	346.9	3,979.2	397.7	-	3,581.5	2,139.8	50.0
Proved Non-Producing
Proved Undeveloped	1,364	2,705	-	-	1.6	0.1	-	1.5	1.0	50.0
Probable Undeveloped	498	2.064	4.4	4.6	372.9	42.2	-	330.7	211.6	50.0
Possible Undeveloped	740	38,372	4.0	45.1	529.0	54.8	-	474.2	299.2	50.0
Total 3P	22,538.0	575,048	35.5	396.7	4,882.6	494.8	0.0	4,387.8	2,651.6	50.0

(1)

Estimates of reserves as of April 30, 2022, were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended April 30, 2022 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $78.39 per Bbl for oil and $4.34 per Mcf for natural gas at April 30, 2022. The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

As of April 30, 2022, our historical proved developed reserves totaled 27,100 MBbls of oil and 346,900 MMcf of natural gas. Of the total proved developed reserves, 100% are producing and the remaining 0% are from wells that have been stimulated but are not yet producing hydrocarbons.

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

Proved Undeveloped Reserves

As of April 30, 2022, our historical proved undeveloped reserves totaled 0 Bbls of oil and 0 Mcf of natural gas. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

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

Record Holders

As of July 26, 2022, 1,277,573,921 shares of our common stock were issued and outstanding and were owned by approximately 61 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2022, the Company issued an aggregate of 19,200,000 common shares with a fair value of $194,690 for services and a total of 839,688,156 common shares for cash and services.  These shares include shares issued pursuant exemptions from registration under Regulation A and Regulation 4(a)(2).  In addition, the Company issued an aggregate of 1,040 Series C Convertible Preferred Shares with a fair value of $1,040,000 in connection with the Securities Purchase Agreement dated December 3, 2021, by and between the Company and GHS Investments, LLC.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2022 $	April 30, 2021 $
Current Assets	295,873	2,207,033
Current Liabilities	1,453,145	484,014
Working Capital (Deficit)	(1,157,272)	1,723,019

Cash Flows

	April 30, 2022 $	April 30, 2021 $
Cash Flows used in Operating Activities	(1,150,005)	(685,159)
Cash Flows used in Investing Activities	(5,679,020)	(2,501,982)
Cash Flows from Financing Activities	4,882,334	5,273,407
Net increase (decrease) in Cash During Year	(1,946,691)	2,086,266

Operating Revenues

During the year ended April 30, 2022, the Company recorded revenues of $719,998 compared to revenues of $48,520 during the year ended April 30, 2021.  Revenues were derived from royalties earned from oil and gas interests and the increase is due to the fact that the fiscal 2022 represented the first full fiscal year of royalty revenues and the Company also increased its investment in additional royalty producing properties in order to generate additional royalty revenue income.

Operating Expenses and Net Loss

During the year ended April 30, 2022, the Company recorded operating expenses of $3,870,118 compared to $3,014,593 during the year ended April 30, 2021. The increase in operating expenses was due to increases in consulting fees of $300,278, project expenditures of $84,622, reclassification of depletion expenses of $50,185 and general and administrative fees of $747,449 due to an overall increase in operating activity as a result in an increase in investments in additional oil and gas royalty investments which resulted in an increase in day-to-day operating expenditures.  The Company also saw an increase in depletion expense of $515,541 as a result of a full year of oil and gas royalty operations for the year and also due to an increase in the number of oil and gas royalty properties which increased the amount of depletion expense recorded during the year, and an increase in professional fees of $47,525 due to increase in costs related to the Company’s SEC filings as a result of the continued growth and investment in its operations which resulted in additional time and costs incurred for accounting, audit, and legal professional fees incurred by the Company.  The increases were offset by a decrease in management fees of $204,000 as the Company did not issue any share-based compensation in the current year to management and officers of the Company, and a decrease of $661,764 in impairment of oil and gas properties as the market price of oil and natural gas increased in the current year compared to the prior year, which resulted in less likelihood of impairment loss of carrying value under the full cost method of accounting for the Company’s oil and natural gas operations.

Net loss for the year ended April 30, 2022 was $3,422,146 as compared with $3,315,000 during the year ended April 30, 2021.  In addition to the increase in operating expenses, the Company recorded $40,000 of commitment fees and $236,748 of finance charges relating to the costs incurred for the Company’s debt financing including its Series A and C preferred stock, which was offset by expenditures incurred in fiscal 2021 that were not incurred in fiscal 2022 including $121,974 loss on the change in fair value of derivative liability relating to the fluctuation of fair value of the conversion feature embedded in convertible notes payable, and $366,057 in interest expense related to debt servicing costs with respect to outstanding convertible debentures during the year.

For the year ended April 30, 2022, the Company recorded a loss per share of $0.00 as compared with a loss per share of $0.03 per share for the year ended April 30, 2021.

Liquidity and Capital Resources

As of April 30, 2022, the Company's total asset balance was $5,085,057, compared to $3,217,998 as at April 30, 2021 and the increase is a reflection of the Company’s continued focus and objective to increase the number and value of various oil and gas royalty projects.  Overall, the Company increased its carrying value of oil and gas properties of $1,042,653, and property and equipment of $2,778,721 and was offset by a decrease in cash of $1,946,691 as the cash was used to acquire the various additional investments in land, equipment, and oil and gas royalty properties.

As of April 30, 2022, the Company had total liabilities of $1,474,482 compared with total liabilities of $562,242 as at April 30, 2021. The increase in total liabilities was due the recognition of $1,228,018 of warrant liabilities relating to the issuance of 125,043,566 share purchase warrants with respect to its Series C preferred stock offering, which was determined using the Black Scholes Option Pricing Model assuming an expected life of 5 years, volatility between 314-318%, risk free rate between 1.2-1.7% per annum, and no expected forfeitures or dividends. The increase was offset by decrease in accounts payable and accrued liabilities of $43,533 due to timing differences between when the invoices are received by the Company and when the Company initiates payment, as well as a decrease in convertible preferred Series B stock liability of $214,940 as these amounts were exercised by former management of the Company.

As of April 30, 2022, the Company had a working capital deficit of $1,157,272 compared with a working capital surplus of $1,723,019 as of April 30, 2021.  The decrease in working capital was due to the fact that the Company recorded the fair value of $1,228,018 for the liability portion related to share purchase warrants that were issued to the warrant holder.

During the year ended April 30, 2022, the Company issued 451,550,000 common shares for net proceeds of $3,920,500, issued 15,030,769 common shares with a fair value of $214,940 related to conversion of Series A preferred stock, issuance of 19,200,000 common shares with a fair value of $194,690 for services, 4,000,000 common shares issued to settle accounts payable with a fair value of $40,000 and 6,500,000 common shares with a fair value of $74,750

Cash Flows from Operating Activities

During the year ended April 30, 2022, the Company used $1,150,005 of cash for operating activities compared with $685,159 of cash for operating activities during the year ended April 30, 2021. The increase was due to an increase in operating activities during the year including the acquisition of oil and gas interests which resulted an increase in general and administrative and overhead costs, including consulting and management fees for the sourcing of oil and gas properties, and professional fees relating to drafting and reviewing legal documents relating to the acquisition of the oil and gas interests.

Cash Flows from Investing Activities

During the year ended April 30, 2022, the Company used $5,679,020 of cash for investing activities compared to $2,501,982 during the year ended April 30, 2021.  During the current year, the Company incurred $2,874,425 for acquisition of oil and gas interests compared to $2,501,982 during the year ended April 30, 2021 and also incurred $2,804,595 for acquisition of property and equipment compared to $nil for the year ended April 30, 2021. During the year, the Company acquired additional land interests, vehicles, equipment, and leasehold improvements.

Cash Flows from Financing Activities

During the year ended April 30, 2022, the Company received $4,882,334, which included $3,920,500 from the issuance of common shares, and $1,000,000 received from the issuance of Series C preferred stock.  During the year ended April 30, 2021, the Company received $5,273,407 of cash from financing activities including $5,956,525 for issuance of common shares relating to a private placement, $177,000 of proceeds from issuance of convertible debentures offset by repayment of $794,349 to outstanding convertible debentures.

Evaluation of Ability to Maintain Current Level of Operations

In connection with preparing the consolidated financial statements for the fiscal year ended April 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2022 consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. We incurred a net loss for the year ended April 30, 2022 of $3,422,146 as compared with $3,315,000 during the year ended April 30, 2021.  In addition to the increase in operating expenses, the Company recorded $40,000 of commitment fees and $236,748 of finance charges relating to the costs incurred for the Company’s debt financing including its Series A and C preferred stock, which was offset by expenditures incurred in fiscal 2021 that were not incurred in fiscal 2022 including $121,974 loss on the change in fair value of derivative liability relating to the fluctuation of fair value of the conversion feature embedded in convertible notes payable, and $366,057 in interest expense related to debt servicing costs with respect to outstanding convertible debentures during the year.

Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability through increased revenue streams

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended April 30, 2022, the Company incurred a net loss of $3,422,146 and used cash of $1,150,005 for operating activities.  As at April 30, 2022, the Company had a working capital deficit of $1,157,272 and an accumulated deficit of $14,258,891. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We may seek to raise funds by selling additional securities (through the at-the-market offering or otherwise) to the public or to selected investors or by obtaining debt financing. There is no assurance that we will be able to obtain additional funds on commercially favorable terms or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that we would issue may have rights, preferences or privileges senior to those of the holders of our common stock or preferred stock.

Based on our current operating plan, management anticipates that, given current working capital levels and current financial projections, including price increases, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2022 financial statements.

Depending on the timing of revenue recognition, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume, which is dependent on many factors, including:

●	the continuing impact of the COVID-19 pandemic on the global economy;

●	the continuing impact from the ongoing conflict between Russia and Ukraine;

●	oil and gas prices; and

●	global supply

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

 We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

●Our revenue consists of royalty payments from mineral leases and oil and gas investments.

●We reclassified depletion expenses to conform the current period standards.  The reclassification had no material impact on our audited consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERDE BIO HOLDINGS, INC.

Consolidated Financial Statements

For the Years Ended April 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Verde Bio Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Bio Holdings, Inc. (“the Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Oil and Gas Properties Impacted by the Company’s Estimation of Proved Reserves

As of April 30, 2022, the Company’s oil and gas properties totaled $1,938,140. As more fully described in Note 2 to the consolidated financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to assess its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future net revenue, management engaged a third-party reserve engineer specialist who made significant estimates and assumptions including forecasting the production decline rate of producing properties. The estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of potential impairment assessment. We identified the estimation of proved reserves of oil and gas properties and related impairment as a critical audit matter.

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

Draper, UT

PCAOB ID: 3627

July 29, 2022

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2022 $	April 30, 2021 $

ASSETS

Current Assets

Cash	141,206	2,087,897
Accounts receivable, net	125,828	86,744
Prepaid expenses	28,839	32,392

Total current assets	295,873	2,207,033

Non-current assets
Right-of-use operating lease asset	72,323	115,478
Property and equipment, net	2,778,721	–
Oil and natural gas properties, net based on the full cost method of accounting	1,938,140	895,487

Total assets	5,085,057	3,217,998

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	168,236	211,769
Convertible debenture	–	1,203
Derivative liability	–	8,519
Current portion of operating lease liability	56,891	47,583
Convertible preferred Series B stock liability	–	214,940
Warrant liabilities	1,228,018	–

Total Current Liabilities	1,453,145	484,014

Non-current portion of operating lease liability	21,337	78,228

Total Liabilities	1,474,482	562,242

TEMPORARY EQUITY

Series C Preferred Stock Designated: 1,400 shares, par value of $0.001 per share Issued and outstanding: 1,040 and nil shares, respectively	1	–

Series C accrued dividends	20,308	–

Total Temporary Equity	20,309	–

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,179,365,468 and 683,084,699 common shares, respectively	1,179,366	683,085

Common stock issuable	–	676,250
Additional paid-in capital	16,669,291	12,132,666
Accumulated deficit	(14,258,891)	(10,836,745)

Total Stockholders’ Equity	3,590,266	2,655,756

Total Liabilities and Stockholders’ Equity	5,085,057	3,217,998

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2022 $	Year ended April 30, 2021 $

Revenue

Mineral property and royalty revenues	719,998	48,520

Operating Expenses

Consulting fees	381,578	81,300
Depletion expense	565,726	50,185
General and administrative	1,321,884	574,435
Impairment of oil and gas properties	1,266,046	1,927,810
Depreciation expense	25,874	–
Management fees	–	204,000
Professional fees	224,388	176,863
Project expenditures	84,622	–

Total Operating Expenses	3,870,118	3,014,593

Net Operating Loss	(3,150,120)	(2,966,073)

Other Income (Expenses)

Commitment fees	(40,000)	(27,413)
Loss on change in fair value of derivative liability	–	(121,974)
Finance charges	(236,748)	–
Interest expense	–	(366,057)
Gain on extinguishment of debt	4,722	166,517

Total Other Income (Expenses)	(272,026)	(348,927)

Net Loss	(3,422,146)	(3,315,000)
Series C Preferred Stock Dividends	(20,308)	–
Net Loss to Common Shareholders	(3,442,454)	–
Net Loss Per Share, Basic and Diluted	(0.00)	(0.03)
Weighted Average Shares Outstanding – Basic and Diluted	1,139,422,973	94,788,832

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholders’ Equity

(Expressed in US dollars)

					Common	Additional
	Series A Preferred		Common Stock		Stock	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Issuable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,943	1,830	–	4,384,537	(7,521,745)	(3,134,878)

Common shares issued upon conversion of notes payable	–	–	75,949,560	75,950	–	1,730,685	–	1,806,635
Common shares issued for services	–	–	27,500,000	27,500	–	259,900	–	287,400
Common shares issued/issuable for cash	–	–	535,450,000	535,450	595,000	4,844,050	–	5,974,500
Share issuance cost	–	–	–	–	–	(17,976)	–	(17,976)
Common shares issued for mineral properties	–	–	15,000,000	15,000	–	356,500	–	371,500
Common shares issued for commitment fee	–	–	913,756	914	–	26,499	–	27,413
Common shares issued/issuable pursuant to debt settlement	–	–	5,000,000	5,000	81,250	130,000	–	216,250
Common shares issued upon conversion of Series B preferred shares	–	–	21,441,440	21,441	–	346,619	–	368,060
Beneficial conversion feature on convertible debt	–	–	–	–	–	71,852	–	71,852
Net loss for the year	–	–	–	–	–	–	(3,315,000)	(3,315,000)

Balance – April 30, 2021	500,000	500	683,084,699	683,085	676,250	12,132,666	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	–	–	6,500,000	6,500	(81,250)	74,750	–	–
Common shares issued for cash	–	–	451,550,000	451,550	(595,000)	4,063,950	–	3,920,500
Common shares issued for conversion of Series A preferred shares	–	–	15,030,769	15,031	–	199,909	–	214,940
Common shares issued for services	–	–	19,200,000	19,200	–	175,490	–	194,690
Series C preferred stock issued for commitment fee	–	–	–	–	–	40,000	–	40,000
Series C preferred stock dividend			–	–	–	(20,308)	–	(20,308)
Common shares issued to settle accounts payable	–	–	4,000,000	4,000	–	36,000	–	40,000
Share issuance costs	–	–	–	–	–	(33,166)	–	(33,166)
Net loss for the period	–	–	–	–	–	–	(3,422,146)	(3,422,146)

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	–	16,669,291	(14,258,891)	3,590,266

 (The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2022 $	Year ended April 30, 2021 $

Operating Activities

Net loss	(3,422,146)	(3,315,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	–	173,909
Amortization of right-of-use asset	43,155	6,642
Depletion expense	565,726	50,185
Depreciation expense	25,874	–
Finance costs related to Series C preferred stock	228,019	–
Impairment loss on oil and gas properties	1,266,046	1,927,810
Loss on change in fair value of derivative liability	–	121,974
Gain on settlement of debt	(4,722)	(166,517)
Original issue discount	–	42,556
Rent-free period on operating lease	–	3,691
Shares issued for commitment fee	40,000	27,413
Shares issued for services	194,690	287,400

Changes in operating assets and liabilities:
Accounts receivable	(39,084)	(86,744)
Prepaid expenses	3,553	(32,392)
Accounts payable and accrued liabilities	(3,533)	205,617
Due to and from related parties	–	53,504
Right-of-use liability	(47,583)	–

Net Cash Used In Operating Activities	(1,150,005)	(685,159)

Investing Activities
Acquisition and exploitation of oil and gas properties	(2,874,425)	(2,501,982)
Purchase of property and equipment	(2,804,595)	–

Net Cash Used In Investing Activities	(5,679,020)	(2,501,982)

Financing Activities
Proceeds from convertible debenture		177,000
Proceeds from issuance of common stock	3,920,500	5,361,525
Proceeds from issuance of Series C preferred stock	1,000,000	–
Proceeds from common stock issuable	–	595,000
Proceeds from loans payable	–	22,917
Proceeds from related parties	–	43,250
Share issuance costs	(33,166)	–
Repayment of convertible debenture	(5,000)	(794,349)
Advance to related parties	–	(46,690)
Repayment to related parties	–	(69,120)
Repayment of loans payable	–	(16,126)

Net Cash Provided by Financing Activities	4,882,334	5,273,407

Increase (Decrease) in Cash	(1,946,691)	2,086,266

Cash – Beginning of Period	2,087,897	1,631

Cash – End of Period	141,206	2,087,897

Supplemental disclosures (Note 13)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended April 30, 2022, the Company incurred a net loss of $3,422,146 and used cash of $1,150,005 for operating activities. As at April 30, 2022, the Company had a working capital deficit of $1,157,272 and an accumulated deficit of $14,258,891.   The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable relating to oil and gas interests which is based on the operator’s production statements, carrying value of oil and gas properties, the useful life, carrying value, and incremental borrowing rate used for right-of-use assets and lease liabilities, fair value of warrant liabilities and stock-based compensation, revenue recognition including the calculation of the reserves and the fair value of the reserves for oil and gas interests, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company’s cash and cash equivalents are covered by FDIC deposit insurance for up to $250,000.  As at April 30, 2022 and 2021, the Company had no items representing cash equivalents.

(d)Accounts Receivable

Accounts receivable represents amounts receivable with respect to oil and gas royalty revenues. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

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

(f)Property and Equipment

Property and equipment is comprised of land, equipment, vehicles, and leasehold improvements and are measured at cost less accumulated depreciation and impairment losses.  Property and equipment are depreciated on a straight-line basis over their expected useful life, with the exception of land which has an unlimited useful life, as follows:

Vehicles5 years

Equipment5 years

Leasehold improvements5 years

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(g)Royalty Interest in Oil and Gas Properties

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

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties less related income tax effects (the ceiling limitation). A ceiling limitation is calculated at each reporting period. If total capitalized costs, net of accumulated DD&A and related deferred income taxes are greater than the ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date. The ceiling limitation calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended April 30, 2022, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. If applicable, these net wellhead prices would be further adjusted to include the effects of any fixed price arrangements for the sale of oil and natural gas.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(h)Leases

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

(i)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of April 30, 2022, the Company had 143,609,408 (2021 – 7,718,600) potentially dilutive common shares outstanding.

(j)  Fair Value Measurements

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

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(j)Fair Value Measurements (continued)

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2022 and 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

As at April 30, 2022, the Company had derivative liabilities of $nil (2021 - $8,519) that was classified as Level 3, which resulted in a loss on change in the fair value of $nil (2021 - $121,974).

(k)Revenue Recognition

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

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(k)Revenue Recognition (continued)

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the years ended April 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil and gas contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

During the year ended April 30, 2022, the Company earned $719,998 (2021 - $48,520) of royalty interest related to its oil and gas properties.  The amounts earned are estimated based on the receipt of the operator’s statements which is on the production statements for each property.

(l)Stock-based Compensation

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

(m)Income Taxes

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

As of April 30, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(m)Income Taxes (continued)

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.Right-of-Use Operating Lease Asset and Lease Liability

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

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

	April 30, 2022	April 30, 2021
	$	$

Components of lease expense were as follows:

Operating lease cost	43,155	6,642

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	66,430	–

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	–	122,120

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	72,323	115,478

Operating lease liabilities	78,228	125,811

	April 30, 2022 $	April 30, 2021 $

Weighted Average Remaining Lease Term

Operating leases	1.41 years	2.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	–	66,430
2023	66,430	66,430
2024	22,143	22,143

Total lease payments	88,573	155,003
Less: imputed interest	(10,345)	(29,192)

Total	78,228	125,811

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4.Royalty Interests in Oil and Gas Properties

	April 30, 2022 $	April 30, 2021 $

Opening Balance	895,487	–

Acquisition and exploration costs	2,874,425	2,867,042
Registration costs	–	6,440
Depletion expense	(565,726)	(50,185)
Impairment	(1,266,046)	(1,927,810)

Closing balance	1,938,140	895,487

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

(Expressed in US dollars)

4.Royalty Interests in Oil and Gas Properties (continued)

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

On February 8, 2022, the Company acquired a 100% interest in properties located Howard County, Texas for cash consideration of $340,000

On February 15, 2022, the Company acquired a 100% interest in properties located in Woods County, Oklahoma for cash consideration of $28,000.

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2021	–	–	–	–	–

Additions	2,501,924	125,595	36,195	140,881	2,804,595

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Accumulated depreciation

Balance, April 30, 2021	–	–	–	–	–

Additions	–	12,559	6,271	7,044	25,874

Balance, April 30, 2022	–	12,559	6,271	7,044	25,874

Net Balance, April 30, 2021	–	–	–		–
Net Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721

6.Related Party Transactions

(a)During the year ended April 30, 2022, the Company incurred $40,000 (2021 - $204,000) in management and consulting fees to Don Cox, a related person, of which $nil (2021 - $204,000) was paid in common shares.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.Preferred Stock Liability

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

On June 17, 2019, the Company issued 530,000 shares of Series B preferred stock at a fair value of $583,000 based on the stated value of $1.10 per share, in exchange for the settlement of accounts payable of $266,523, notes payable of $990, accrued interest of $535, and management fees of $33,000. As the Series B shares represent an unconditional obligation that the Company must or may settle in a variable number of its equity shares and the monetary value of the obligation is predominantly based on a fixed monetary amount, the 530,000 shares with a balance of $583,000 is recorded as a liability on the balance sheet. During the year ended April 30, 2021, the Company issued 21,441,440 shares of common stock for the conversion of 334,600 shares of Series B preferred stock. During the year ended April 30, 2022, the Company issued 15,030,769 common shares for the conversion of 195,400 Series B preferred stock. As of April 30, 2022, the Company had nil (April 30, 2021 – 195,400) shares of Convertible Preferred Series B Stock with a carrying value of $nil (April 30, 2021 - $214,940).

8.Common Shares

Authorized:5,000,000,000 common shares with a par value of $0.001 per share.

Year ended April 30, 2022

Between May 3, 2021 to June 10, 2021, the Company issued 451,550,000 common shares at $0.01 per common share for proceeds of $4,515,500, of which $595,000 was received as at April 30, 2021.  As part of the financing, the Company paid share issuance costs of $33,166 which is recorded as a charge against additional paid-in capital.

On May 4, 4021, the Company issued 3,000,000 common shares with a fair value of $45,300 for consulting services.

On May 13, 2021, the Company issued 15,030,769 common shares pursuant to the conversion of 195,400 shares of Series B convertible preferred stock.  Refer to Note 7.

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

8.Common Shares (continued)

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

On February 15, 2022, the Company issued 100,000 common shares with a fair value of $850 for consulting services.

On March 15, 2022, the Company issued 100,000 common shares with a fair value of $1,030 for consulting services.

On April 15, 2022, the Company issued 100,000 common shares with a fair value of $860 for consulting services.

On April 18, 2022, the Company issued 12,000,000 common shares with a fair value of $102,000 for consulting services.

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

8.Common Shares (continued)

On January 21, 2021, the Company issued 2,625,900 common shares with a fair value of $65,910 for the conversion of $10,459 of accrued interest, $4,796 of convertible notes payable, conversion fees of $500 and derivative liability of $54,546 and resulting in gain on settlement of debt of $4,391.

On January 25, 2021, the Company issued 1,501,500 shares of common stock with a fair value of $30,031 for the conversion of 27,300 shares of Series B preferred stock (see Note 7).

On February 8, 2021, the Company issued 1,736,842 shares of common stock with a fair value of $33,000 for the conversion of 30,000 shares of Series B preferred stock (see Note 7).

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

On March 10, 2021, the Company issued 2,640,000 shares of common stock with a fair value of $33,000 for the conversion of 30,000 shares of Series B preferred stock (see Note 7).

On March 11, 2021, the Company issued 1,580,384 shares of common stock with a fair value of $28,130 for the conversion of $8,888 of convertible notes payable, $40 of accrued interest, and $13,698 of derivative liability, resulting in loss on settlement of debt of $5,503.

On March 17, 2021, the Company issued 5,412,054 shares of common stock with a fair value of $88,000 for the conversion of 80,000 shares of Series B preferred stock (see Note 7).

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

On April 7, 2021, the Company issued 5,349,544 shares of common stock with a fair value of $88,000 for the conversion of 80,000 shares of Series B preferred stock (see Note 7).

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

8.Common Shares (continued)

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

9.Preferred Shares

Authorized: 500,000 Series A preferred shares with a par value of $0.001 per Series A share

1,400 Series C preferred shares with a par value of $0.001 per Series C share

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

Convertible Preferred Series B stock – see Note 7.

Convertible Preferred Series C stock

On December 3, 2021, the Company issued 1,000 shares of Series C preferred stock (“Series C”) for proceeds of $1,000,000 based on the stated value of $1,000 per share.  The Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock on the date of conversion.  In addition to the Series C stock, the Company issued 61,885,671 warrants on December 8, 2021 with a conversion price of $0.01067 per share for a period of five years and 63,157,895 warrants on January 27, 2022 with a conversion price of $0.01045 per share for a period of five years.  The fair value of the warrants was $1,228,018 based on the Black-Scholes option pricing model assuming an expected life of 5 years, volatility of 314-318%, risk-free rate of 1.2-1.7%, and no expected dividends.  The fair value of the warrants was treated as a liability as it met the conditions of a liability in accordance with ASC 480, Distinguishing Liabilities from Equity.  As the fair value of the warrants were greater than the gross proceeds received on the issuance of the Series C shares, the excess difference of $228,019 was recorded in the statement of operations as a finance cost.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at April 30, 2022, the Company had 1,040 (2021 – nil) shares of Series C preferred stock issued and outstanding with a carrying value of $1 (April 30, 2021 - $nil) and recorded accrued dividend payable of $20,308 (2021 - $nil) which is included in temporary equity and offset against additional paid in capital.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2021	–	–
Issued	125,043,566	0.01

Balance, April 30, 2022	125,043,566	0.01

Additional information regarding share purchase warrants as of April 30, 2022 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	4.7

11. Income Taxes

The Company has $9,185,696 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes for the year ended April 30, 2022 and 2021 as a result of the following:

	2022 $	2021 $

Net loss before taxes	(3,422,146)	(3,315,000)
Statutory rate	21%	21%

Computed expected tax recovery	(718,651)	(696,150)
Permanent differences and other	(991)	65,641
Change in valuation allowance	719,642	630,509

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2022 and 2021 after applying enacted corporate income tax rates are as follows:

	2022 $	2021 $

Net operating losses carried forward	1,928,996	1,209,354

Total gross deferred income tax assets	1,928,996	1,209,354
Valuation allowance	(1,928,996)	(1,209,354)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2022 and 2021, the Company has no uncertain tax positions.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

12. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. As of April 30, 2022 and 2021, no common shares have been sold pursuant to the equity financing agreement.

13. Supplemental Disclosures

	2022 $	2021 $

Non-cash investing and financing activities:
Beneficial conversion feature	–	71,852
Common stock issued/issuable for conversion of convertible debentures	81,250	2,022,883
Common stock issued for interest in the oil and gas properties	–	371,500
Common stock issued for conversion of Series B preferred shares	214,940	368,061
Common stock issued for settlement of accounts payable	40,000	–
Series C preferred stock accrued dividend	20,308	–

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

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

The reserves as at April 30, 2022 presented below were audited by MIRE Petroleum Consultants.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.  The reserves are located in various fields located in the states of Oklahoma, Louisiana, West Virginia, Colorado, Texas, North Dakota, and Wyoming.  All of the proved reserves are located in the continental United States.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.Reserve and Related Financial Data – unaudited (continued)

	Crude Oil (bbl)	Natural Gas (Mcf)	Total (Boe)

Proved reserves, April 30, 2020	–	–	–

Acquisition	28,606	422,146	98,964
Production	–	–	–

Proved reserves, April 30, 2021	28,606	422,146	98,964

Acquisition	3,668	42,705	10,785
Production	5,134	117,911	24,786

Proved reserves, April 30, 2022	27,140	346,940	84,963

Proved developed reserve quantities	27,140	346,940	84,963
Proved undeveloped reserve quantities	-	-	-

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

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.Reserve and Related Financial Data – unaudited (continued)

	April 30, 2022 $	April 30, 2021 $

Future cash inflows	3,979,200	1,624,800
Future income tax expense	(397,700)	(147,800)

Future net cash flows	3,581,500	1,477,000
10% annual discount	(1,441,700)	(296,500)

Standardized measure of discounted future net cash flows	2,139,800	1,180,500

The following prices were used in the determination of the standardized measure:

	April 30, 2022 $	April 30, 2021 $

Oil (per Bbl)	76.11	43.44
Natural Gas (per Mcf)	4.14	2.22

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	April 30, 2022 $	April 30, 2021 $

Standardized measure of discounted future net cash flows, beginning of period		–
Purchase of minerals and reserves in place	2,347,800	1,631,320
Timing difference and other	(208,000)	(450,820)

Standardized measure of discounted future net cash flows, end of period	2,139,800	1,180,500

15.Subsequent Events

(a)On May 10, 2022, the Company issued 8,219,179 common shares with a fair value of $60,000 relating to the conversion of 50 shares of Series C preferred stock.

(b)On May 13, 2022, the Company entered into an agreement for media services with New to the Street Group, LLC. The agreement includes monthly payments of $10,000 and the issuance of 13,000,000 of restricted common stock.

(c)On May 24, 2022, Verde Bio Holdings, Inc. (the “Company”) announced that it had entered into a Securities Purchase Agreement (“Purchase Agreement”) with GHS Investments LLC (“GHS”) related to the purchase of up to 6,000 shares of the Company’s Series C Preferred Stock (“Preferred Shares”) at $1,000 per share, including an initial closing amount of 125 Preferred Shares for $125,000.  In connection with the purchase of the Preferred Shares, the Company agreed to issue up to 200 Preferred Shares to GHS as “commitment shares” at a rate of 4 shares per every 125 shares purchased.  At the initial closing the Company issued 129 Preferred Shares, which included 4 commitments shares.

(d)On May 25, 2022, the Company amended its previously filed Certificate of Designation for the Series C Preferred Stock to increase the number of designated Series C preferred shares from 1,400 to 7,600 in connection with the Securities Purchase Agreement dated May 24, 2022 for 6,000 shares.

(e)On May 26, 2022, the Company issued 18,079,097 common shares with a fair value of $96,000 relating to the conversion of 80 shares of Series C preferred stock.

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(f) On June 3, 2022, the Company entered into a promissory note for $200,200.00 with 1800 Diagonal Lending which is due on June 3, 2023.

(g)On July 8, 2022, the Company issued 17,204, 302 common shares with a fair value of $48,000 relating to the conversion of 40 shares of Series C preferred stock.

(h)On July 21,  2022 the Company issued 21,505,377 common shares with a fair value of $60,000 relating to the conversion of 50 shares of Series C preferred stock.

(i)Subsequent to April 30, 2022, the Company issued 300,000 common shares for consulting services.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2022 using the criteria established in " Internal Control - Integrated Framework - 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2022 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of April 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Scott Cox	49	Director, Chief Executive Officer, Secretary	2019(1)

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

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 202, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2022 our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2022 and 2021:

Summary Compensation Table

Officer/ Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Cox (Director, President Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer)	2021	30,000	50,000	204,000	-0-	-0-	-0-	-0-	$284,000
	2022	180,000	190,000	-0-	-0-	-0-	-0-	-0-	$370,000

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

The Company has not issued any equity compensation any officer or director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of July 26, 2022 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of July 26, 2022, we had 1,277,573,921 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Scott Cox(3) 5750 Genesis Court, Suite 220B Frisco Texas 75034	20,000,000	1.56%
	All Officers and Directors as a Group	20,000,000	1.56%
Series A Preferred Stock	Scott Cox(3) 5750 Genesis Court, Suite 220B Frisco Texas 75034	500,000	100%
	All Officers and Directors as a Group (1 Person)	500,000	100%

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

(2)Based on 1,277,573,921  issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of July 26, 2022.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•Disclosing such transactions in reports where required;

•Disclosing in any and all filings with the SEC, where required;

•Obtaining disinterested directors consent; and

•Obtaining shareholder consent where required.

Please refer to Note 5 of the Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2022		Year Ended April 30, 2021
Audit fees		$60,300	$58,500
Audit-related fees		$7,519	$-
Tax fees		$4,470	$-
All other fees	$		$-
Total		$72,289	$58,500

Audit Fees

During the fiscal year ended April 30, 2022, we incurred approximately $60,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2022.

During the fiscal year ended April 30, 2021, we incurred approximately $58,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2021.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2022 and 2021 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1)) of Schedule 14A was $7,519 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2022 and 2021 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $4,470 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2022 and 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed previously
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.2	Consent of Mire Petroleum ** (incorporated by reference as Exhibit 10.2 to Registration Statement on Form S-1 filed April 27, 2022)	Filed herewith
10.3	Reserve Report**(incorporated by reference as Exhibit 10.3 to Registration Statement on Form S-1 filed April 27, 2022)	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: July 29, 2022	/s/ Scott Cox
By: Scott Cox
Its: Chief Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 29, 2022	/s/ Scott Cox
By: Scott Cox, Director

