Form 10-K/A
period 2022-04-30
VERDE BIO HOLDINGS, INC.
filed 2022-08-03
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the Securities and Exchange Commission on July 29, 2022, is to furnish the interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of stockholders' equity (deficit), (iv) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Table of Contents

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

Draper, UT

PCAOB ID: 3627

July 29, 2022

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2022 $	April 30, 2021 $

ASSETS

Current Assets

Cash	141,206	2,087,897
Accounts receivable, net	125,828	86,744
Prepaid expenses	28,839	32,392

Total current assets	295,873	2,207,033

Non-current assets
Right-of-use operating lease asset	72,323	115,478
Property and equipment, net	2,778,721	-
Oil and natural gas properties, net based on the full cost method of accounting	1,938,140	895,487

Total assets	5,085,057	3,217,998

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	168,236	211,769
Convertible debenture	-	1,203
Derivative liability	-	8,519
Current portion of operating lease liability	56,891	47,583
Convertible preferred Series B stock liability	-	214,940
Warrant liabilities	1,228,018	-

Total Current Liabilities	1,453,145	484,014

Non-current portion of operating lease liability	21,337	78,228

Total Liabilities	1,474,482	562,242

TEMPORARY EQUITY

Series C Preferred Stock Designated: 1,400 shares, par value of $0.001 per share Issued and outstanding: 1,040 and nil shares, respectively	1	-

Series C accrued dividends	20,308	-

Total Temporary Equity	20,309	-

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,179,365,468 and 683,084,699 common shares, respectively	1,179,366	683,085

Common stock issuable	-	676,250
Additional paid-in capital	16,669,291	12,132,666
Accumulated deficit	(14,258,891)	(10,836,745)

Total Stockholders’ Equity	3,590,266	2,655,756

Total Liabilities and Stockholders’ Equity	5,085,057	3,217,998

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2022 $	Year ended April 30, 2021 $

Revenue

Mineral property and royalty revenues	719,998	48,520

Operating Expenses

Consulting fees	381,578	81,300
Depletion expense	565,726	50,185
General and administrative	1,321,884	574,435
Impairment of oil and gas properties	1,266,046	1,927,810
Depreciation expense	25,874	-
Management fees	-	204,000
Professional fees	224,388	176,863
Project expenditures	84,622	-

Total Operating Expenses	3,870,118	3,014,593

Net Operating Loss	(3,150,120)	(2,966,073)

Other Income (Expenses)

Commitment fees	(40,000)	(27,413)
Loss on change in fair value of derivative liability	-	(121,974)
Finance charges	(236,748)	-
Interest expense	-	(366,057)
Gain on extinguishment of debt	4,722	166,517

Total Other Income (Expenses)	(272,026)	(348,927)

Net Loss	(3,422,146)	(3,315,000)
Series C Preferred Stock Dividends	(20,308)	-
Net Loss to Common Shareholders	(3,442,454)	-
Net Loss Per Share, Basic and Diluted	(0.00)	(0.03)
Weighted Average Shares Outstanding – Basic and Diluted	1,139,422,973	94,788,832

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statement of Stockholders’ Equity

(Expressed in US dollars)

					Common	Additional
	Series A Preferred		Common Stock		Stock	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Issuable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2020	500,000	500	1,829,943	1,830	-	4,384,537	(7,521,745)	(3,134,878)

Common shares issued upon conversion of notes payable	-	-	75,949,560	75,950	-	1,730,685	-	1,806,635
Common shares issued for services	-	-	27,500,000	27,500	-	259,900	-	287,400
Common shares issued/issuable for cash	-	-	535,450,000	535,450	595,000	4,844,050	-	5,974,500
Share issuance costs	-	-	-	-	-	(17,976)	-	(17,976)
Common shares issued for mineral properties	-	-	15,000,000	15,000	-	356,500	-	371,500
Common shares issued for commitment fee	-	-	913,756	914	-	26,499	-	27,413
Common shares issued/issuable pursuant to debt settlement	-	-	5,000,000	5,000	81,250	130,000	-	216,250
Common shares issued upon conversion of Series B preferred shares	-	-	21,441,440	21,441	-	346,619	-	368,060
Beneficial conversion feature on convertible debt	-	-	-	-	-	71,852	-	71,852
Net loss for the year	-	-	-	-	-	-	(3,315,000)	(3,315,000)

Balance – April 30, 2021	500,000	500	683,084,699	683,085	676,250	12,132,666	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	(81,250)	74,750	-	-
Common shares issued for cash	-	-	451,550,000	451,550	(595,000)	4,063,950	-	3,920,500
Common shares issued for conversion of Series A preferred shares	-	-	15,030,769	15,031	-	199,909	-	214,940
Common shares issued for services	-	-	19,200,000	19,200	-	175,490	-	194,690
Series C preferred stock issued for commitment fee	-	-	-	-	-	40,000	-	40,000
Series C preferred stock dividend			-	-	-	(20,308)	-	(20,308)
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	-	36,000	-	40,000
Share issuance costs	-	-	-	-	-	(33,166)	-	(33,166)
Net loss for the period	-	-	-	-	-	-	(3,422,146)	(3,422,146)

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	-	16,669,291	(14,258,891)	3,590,266

(The accompanying notes are an integral part of these consolidated financial statements)

VERDE BIO HOLDINGS INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2022 $	Year ended April 30, 2021 $

Operating Activities

Net loss	(3,422,146)	(3,315,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debt payable	-	173,909
Amortization of right-of-use asset	43,155	6,642
Depletion expense	565,726	50,185
Depreciation expense	25,874	-
Finance costs related to Series C preferred stock	228,019	-
Impairment loss on oil and gas properties	1,266,046	1,927,810
Loss on change in fair value of derivative liability	-	121,974
Gain on settlement of debt	(4,722)	(166,517)
Original issue discount	-	42,556
Rent-free period on operating lease	-	3,691
Shares issued for commitment fee	40,000	27,413
Shares issued for services	194,690	287,400

Changes in operating assets and liabilities:
Accounts receivable	(39,084)	(86,744)
Prepaid expenses	3,553	(32,392)
Accounts payable and accrued liabilities	(3,533)	205,617
Due to and from related parties	-	53,504
Right-of-use liability	(47,583)	-

Net Cash Used In Operating Activities	(1,150,005)	(685,159)

Investing Activities
Acquisition and exploitation of oil and gas properties	(2,874,425)	(2,501,982)
Purchase of property and equipment	(2,804,595)	-

Net Cash Used In Investing Activities	(5,679,020)	(2,501,982)

Financing Activities
Proceeds from convertible debenture		177,000
Proceeds from issuance of common stock	3,920,500	5,361,525
Proceeds from issuance of Series C preferred stock	1,000,000	-
Proceeds from common stock issuable	-	595,000
Proceeds from loans payable	-	22,917
Proceeds from related parties	-	43,250
Share issuance costs	(33,166)	-
Repayment of convertible debenture	(5,000)	(794,349)
Advance to related parties	-	(46,690)
Repayment to related parties	-	(69,120)
Repayment of loans payable	-	(16,126)

Net Cash Provided by Financing Activities	4,882,334	5,273,407

Increase (Decrease) in Cash	(1,946,691)	2,086,266

Cash – Beginning of Period	2,087,897	1,631

Cash – End of Period	141,206	2,087,897

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

(b)Revenue Recognition

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

(b)Stock-based Compensation

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

(c)Income Taxes

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

	April 30, 2022	April 30, 2021
	$	$

Components of lease expense were as follows:

Operating lease cost	43,155	6,642

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	66,430	-

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	-	122,120

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	72,323	115,478

Operating lease liabilities	78,228	125,811

	April 30, 2022 $	April 30, 2021 $

Weighted Average Remaining Lease Term

Operating leases	1.41 years	2.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2022	-	66,430
2023	66,430	66,430
2024	22,143	22,143

Total lease payments	88,573	155,003
Less: imputed interest	(10,345)	(29,192)

Total	78,228	125,811

VERDE BIO HOLDINGS, INC.

(FORMERLY APPIPHANY TECHNOLOGIES HOLDINGS CORP.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

4.Royalty Interests in Oil and Gas Properties

	April 30, 2022 $	April 30, 2021 $

Opening Balance	895,487	-

Acquisition and exploration costs	2,874,425	2,867,042
Registration costs	-	6,440
Depletion expense	(565,726)	(50,185)
Impairment	(1,266,046)	(1,927,810)

Closing balance	1,938,140	895,487

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

On February 8, 2022, the Company acquired a 100% interest in properties located Howard County, Texas for cash consideration of $340,000.

On February 15, 2022, the Company acquired a 100% interest in properties located in Woods County, Oklahoma for cash consideration of $28,000.

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2021	-	-	-	-	-

Additions	2,501,924	125,595	36,195	140,881	2,804,595

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Accumulated depreciation

Balance, April 30, 2021	–	–	–	–	–

Additions	-	12,559	6,271	7,044	25,874

Balance, April 30, 2022	-	12,559	6,271	7,044	25,874

Net Balance, April 30, 2021	-	-	-		-
Net Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721

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

13. Supplemental Disclosures

	2022 $	2021 $

Non-cash investing and financing activities:
Beneficial conversion feature	-	71,852
Common stock issued/issuable for conversion of convertible debentures	81,250	2,022,883
Common stock issued for interest in the oil and gas properties	-	371,500
Common stock issued for conversion of Series B preferred shares	214,940	368,061
Common stock issued for settlement of accounts payable	40,000	-
Series C preferred stock accrued dividend	20,308	-

Supplemental disclosures:
Interest paid	-	-
Income tax paid	-	-

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

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed previously
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.2	Consent of Mire Petroleum ** (incorporated by reference as Exhibit 10.2 to Registration Statement on Form S-1 filed April 27, 2022)	Filed herewith
10.3	Reserve Report**(incorporated by reference as Exhibit 10.3 to Registration Statement on Form S-1 filed April 27, 2022)	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

