Form 10-Q
period 2022-07-31
VERDE BIO HOLDINGS, INC.
filed 2022-09-14
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

☐ Yes [X] No

As of September 12, 2022, there were 1,299,896,144 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2022 and 2021

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2022 $	April 30, 2022 $
	(unaudited)
ASSETS

Current Assets

Cash	101,110	141,206
Accounts receivable	143,755	125,828
Prepaid expenses	17,477	28,839

Total current assets	262,342	295,873

Non-current assets
Right-of-use operating lease asset	60,146	72,323
Property and equipment, net	2,770,572	2,778,721
Oil and natural gas properties, net based on the full cost method of accounting	1,793,019	1,938,140

Total assets	4,886,079	5,085,057

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	212,340	168,236
Loan payable	200,200	-
Current portion of operating lease liability	59,490	56,891
Warrant liabilities	1,228,018	1,228,018

Total Current Liabilities	1,700,048	1,453,145

Non-current portion of operating lease liability	5,454	21,337

Total Liabilities	1,705,502	1,474,482

TEMPORARY EQUITY

Series C Preferred Stock: Designated: 7,600 shares, par value of $0.001 per share Issued and outstanding: 956 and 1,040 shares, respectively	1	1

Series C accrued dividends	42,917	20,308

Total Temporary Equity	42,918	20,309

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common Stock Authorized –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,277,573,921 and 1,179,365,468 common shares, respectively	1,277,574	1,179,366

Additional paid-in capital	16,882,484	16,669,291
Accumulated deficit	(15,022,899)	(14,258,891)

Total Stockholders’ Equity	3,137,659	3,590,266

Total Liabilities and Equity	4,886,079	5,085,057

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2022 $	For the three months ended July 31, 2021 $

Revenue

Mineral property and royalty revenues	209,910	64,599

Operating Expenses

Consulting fees	167,498	108,385
Depletion expense	145,121	21,989
Depreciation expense	15,134	-
General and administrative	469,623	436,024
Professional fees	87,967	77,417
Project expenditures	23,028	98,134

Total Operating Expenses	908,371	741,949

Net Operating Loss	(698,461)	(677,350)

Other Income (Expenses)

Financing cost	(38,200)	-
Interest expense	(27,347)	(367)
Gain on extinguishment of debt	-	4,722

Total Other Income (Expenses)	(65,547)	4,355

Net Loss	(764,008)	(672,995)

Series C Preferred Stock Dividends	(22,609)	-

Net Loss to Common Shareholders	(786,617)	-
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,225,012,371	1,059,014,157

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three months ended July 31, 2022 and 2021

(unaudited)

	Series A Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-	-	-	5,000	-	5,000
Common shares issued for conversion of Series C preferred stock	-	-	84,908,453	84,908	(84,908)	-	-
Common shares issued for services	-	-	13,300,000	13,300	84,710	-	98,010
Series C preferred stock issued for cash	-	-	-	-	231,000	-	231,000
Series C preferred stock dividend	-	-	-	-	(22,609)	-	(22,609)
Net loss for the period	-	-	-	-	-	(764,008)	(764,008)

Balance – July 31, 2022	500,000	500	1,277,573,921	1,277,574	16,882,484	(15,022,899)	3,137,659

	Series A Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Shares Issuable	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	676,250	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	74,750	(81,250)	-	-
Common shares issued for cash	-	-	451,550,000	451,550	4,063,950	(595,000)		3,920,500
Common shares issued for conversion of Series B preferred shares	-	-	15,030,769	15,031	199,909	-	-	214,940
Common shares issued for services	-	-	3,300,000	3,300	45,810	-	-	49,110
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	36,000	-	-	40,000
Share issuance costs	-	-	-	-	(33,165)	-	-	(33,165)
Net loss for the period	-	-	-	-	-	-	(672,995)	(672,995)

Balance – July 31, 2021	500,000	500	1,163,465,468	1,163,466	16,519,920	-	(11,509,740)	6,174,146

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the three months ended July 31, 2022 $	For the three months ended July 31, 2021 $

Operating Activities

Net loss	(764,008)	(672,995)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	12,177	10,004
Common stock issued for services	98,010	49,110
Depreciation expense	15,134	-
Depletion expense	145,121	21,989
Gain on settlement of debt	-	(4,722)
Original issue discount and transaction fees on financing	37,200	-
Series C preferred stock issued for commitment fee	5,000	-

Changes in operating assets and liabilities:
Accounts receivable	(17,927)	(45,630)
Prepaid expenses	11,362	5,536
Right-of-use liability	(13,284)	(11,111)
Accounts payable and accrued liabilities	44,104	34,927

Net Cash Used In Operating Activities	(427,111)	(612,892)

Investing Activities
Acquisition of oil and gas properties	-	(3,911,266)
Acquisition of property and equipment	(6,985)	(125,595)

Net Cash Used In Investing Activities	(6,985)	(4,036,861)

Financing Activities
Proceeds from issuance of common stock	-	3,950,500
Proceeds from convertible debenture	175,000	-
Proceeds from issuance of series C preferred shares	219,000	-
Repayment of convertible debenture	-	(5,000)
Share issuance costs	-	(33,165)

Net Cash Provided by Financing Activities	394,000	3,882,335

Change in Cash	(40,096)	(767,418)

Cash – Beginning of Period	141,206	2,087,897

Cash – End of Period	101,110	1,320,479

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash investing and financing activities
Common stock issued/issuable for conversion of convertible debentures	-	81,250
Common stock issued for conversion of Series B preferred shares	-	214,940
Common stock issued for settlement of accounts payable	-	10,000
Series C preferred stock accrued dividend	22,609	-
Common stock issued for conversion of Series C preferred stock	84,908	-

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

On March 11, 2021, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant but management continues to monitor the situation.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2022, the Company incurred a net loss of $764,008 and used cash of $427,111 for operating activities.  As at July 31, 2022, the Company had an accumulated deficit of $15,022,899. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2022. These condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

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

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(b)Use of Estimates (continued)

The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable relating to oil and gas interests which is based on the operator’s production statements, carrying value of oil and gas properties, the useful life, carrying value, and incremental borrowing rate used for right-of-use assets and lease liabilities, the fair value of stock-based compensation, revenue recognition including the calculation of the reserves and the fair value of the reserves for oil and gas interests, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2022, the Company had 91,230,233 (April 30, 2022 – 143,609,408) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended July 31, 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

On March 11, 2022, the Company entered into a sublease agreement with a sublandlord regarding its office at 5750 Genesis Court, Suite 220, Frisco, Texas 75036. The agreement was treated as an operating lease in accordance with ASC 842, Lease, which resulted in initial recognition of right-of-use asset and lease liability of $122,120. The incremental borrowing rate used in the calculation is 18%.

	July 31, 2022	April 30, 2022
	$	$

Components of lease expense were as follows:

Operating lease cost	12,177	43,155

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	16,607	66,430

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	July 31, 2022	April 30, 2022
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	60,146	72,323

Operating lease liabilities	64,944	78,228

Weighted Average Remaining Lease Term

Operating leases	1.16 years	1.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2023	49,822	66,430
2024	22,143	22,143

Total lease payments	71,965	88,573
Less: imputed interest	(7,021)	(10,345)

Total	64,944	78,228

4.Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2022	1,938,140

Depletion expense	(145,121)

Balance, July 31, 2022	1,793,019

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Additions	-	-	6,985	-	6,985

Balance, July 31, 2022	2,501,924	125,595	43,180	140,881	2,811,580

Accumulated depreciation

Balance, April 30, 2022	-	12,559	6,271	7,044	25,874

Additions	-	6,280	1,810	7,044	15,134

Balance, July 31, 2022	-	18,839	8,081	14,088	41,008

Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721
Balance, July 31, 2022	2,501,924	106,756	35,099	126,793	2,770,572

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Loan

On June 3, 2022, the Company entered into a convertible loan agreement with an arms-length party for $200,200 net of original issuance discount of $21,450 and legal fees of $3,750.  Under the terms of the agreement, the Company incurred a one-time interest charge of $24,024 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $22,422 commencing in July 2022.  If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default.

7.Related Party Transactions

(a)During the quarter ended July 31, 2022, the Company paid $40,000 to Scott Cox for accrued management and consulting fees.

8.Common Shares

Authorized:5,000,000,000 common shares with a par value of $0.001 per share.

On May 10, 2022, the Company issued 8,219,179 common shares pursuant to the conversion of 50 shares of Series C preferred stock.

On May 13, 2022, the Company issued 13,000,000 common shares with a fair value of $96,200 for consulting services.

On May 17, 2022, the Company issued 100,000 common shares with a fair value of $750 for consulting services.

On May 26, 2022, the Company issued 18,079,097 common shares pursuant to the conversion of 80 shares of Series C preferred stock.

On June 15, 2022, the Company issued 100,000 common shares with a fair value of $680 for consulting services.

On June 16, 2022, the Company issued 19,900,498 common shares pursuant to the conversion of 100 shares of Series C preferred stock.

On July 8, 2022, the Company issued 17,204,302 common shares pursuant to the conversion of 40 shares of Series C preferred stock.

On July 18, 2022, the Company issued 100,000 common shares with a fair value of $380 for consulting services.

On July 21, 2022, the Company issued 21,505,377 common shares pursuant to the conversion of 50 shares of Series C preferred stock.

9.Preferred Shares

Authorized: 500,000 Series A preferred shares with a par value of $0.001 per Series A share

7,600 Series C preferred shares with a par value of $0.001 per Series C share

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

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion form the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the period ended July 31, 2022, the Company issued 84,908,453 common shares upon the conversion of 320 Series C preferred stock.  As at July 31, 2022, 720 (April 30, 2022 – 1,040) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  During the period ended July 31, 2022, the Company issued 231 Series C preferred stock for $219,000, net of issuance and transaction costs of $12,000.  In addition, the Company issued 5 Series C preferred stock with a fair value of $5,000 as a commitment fee with respect to the Agreement.  As at July 31, 2022, the 236 (April 30, 2022 – nil) shares of Series C preferred stock remained unpurchased and outstanding under the May Agreement.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at July 31, 2022, the Company had 956 (April 30, 2022 – 1,040) shares of Series C stock with a carrying value of $1 (April 30, 2022 - $1) and recorded accrued dividend payable of $42,917 (April 30, 2022 - $20,308) which is included in temporary equity and offset against additional paid in capital.

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

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, July 31, 2022 and April 30, 2022	125,043,566	0.01

Additional information regarding share purchase warrants as of July 31, 2022 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	4.4

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor agreed to invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. The purchase of the shares are subject to a “put” option held by the Company.  As of July 31, 2022 and April 30, 2022, no common shares have been sold pursuant to the equity financing agreement.

12.Subsequent Events

(a)In August 2022, the Company repaid $44,845 of principal and accrued interest on the outstanding convertible loan.  Refer to Note 6.

(b)On August 15, 2022, the Company issued 100,000 shares of common stock for services.

(c)On August 18, 2022, the Company issued 22,222,223 shares of common stock pursuant to the conversion of 35 shares of Series C preferred stock.

(d)On August 29, 2022, the Company issued 31 shares of its Series C preferred stock for $31,000 in cash.

(e)On September 12, 2022, the Company received a notice of conversion for 45 shares of Series C preferred stock into 24,000,000 shares of the Company’s common stock.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2022	April 30, 2022
	$	$
	(unaudited)
Current Assets	262,342	295,873
Current Liabilities	1,700,048	1,453,145
Working Capital Deficit	(1,437,706)	(1,157,272)

Cash Flows

	July 31, 2022	July 31, 2021
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(427,111)	(612,892)
Cash Flows from (used in) Investing Activities	(6,985)	(4,036,861)
Cash Flows from Financing Activities	394,000	3,882,335
Net increase (decrease) in Cash During Period	(40,096)	(767,418)

Operating Revenues

During the three months ended July 31, 2022, the Company earned royalty revenues of $209,910 compared to royalty revenues of $64,599 for the three months ended July 31, 2021.  The revenue is derived from its interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to an increase in the investment in royalty rights based on the Company’s continued investment and development in its operating activities.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $145,121 during the three months ended July 31, 2022 compared to depletion expense of $21,989 during the period ended July 31, 2021 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  The overall increase in depletion expense is reflective of the overall increase in investment in royalty properties.

Operating Expenses and Net Loss

Three Months Ended July 31, 2022 and 2021

During the three months ended July 31, 2022, the Company incurred operating expenses of $908,371 compared to operating expenses of $741,949 during the three months ended July 31, 2021.  The increase in operating expenses was due to an increase in operating activity for the majority of the Company’s operating activities, which is due in part to an increase in the overall number of royalty properties held by the Company during the current fiscal period compared to the prior fiscal period.  Included in the increase in operating expenses was an increase in consulting fees of $59,113, an increase in general and administrative costs of $33,599, and an increase in professional fees of $10,550.  Offsetting the increase in operating expenses was a decrease in project expenditures of $75,106, as the Company was heavily investing in new properties during the period ended July 31, 2021 whereas the current year period was focused on building economic stability based on the Company’s portfolio of assets, as the Company did not add any new royalty properties during the current fiscal period.

Net loss for the three months ended July 31, 2022 was $764,008 compared to a net loss of $672,995 during the three months ended July 31, 2021.  In addition to revenues and operating expenses, the Company incurred financing costs of $38,200 related to issuance discounts and legal and transaction fees related to a new convertible loan agreement for $200,200 and a new agreement signed in May 2022 for additional issuances of up to 250 Series C preferred shares.  Furthermore, the Company incurred $27,347 of interest expense, which included $24,024 of interest expense on a one-time interest charge relating to the new convertible loan agreement, and accrued dividends related to outstanding Series C preferred stock of $22,609.  Conversely, during the three months ended July 31, 2021, the Company had a gain on extinguishment of outstanding debt of $4,722 and interest expense of $367.

For the three months ended July 31, 2022 and 2021, the Company recorded a basic and diluted loss per share of $0.00.

Liquidity and Capital Resources

As at July 31, 2022, the Company had cash of $101,110 and total assets of $4,886,079 compared to cash of $141,206 and total assets of $5,085,057 as at April 30, 2022.  Overall, the Company’s cash and asset balances were relatively consistent, as the Company did not acquire any new oil and natural gas properties during the period and only received financing from a convertible loan agreement and Series C preferred stock issuances to support its ongoing development and operating activities.

The Company had total liabilities of $1,705,502 as at July 31, 2022 compared to $1,474,482 as at April 30, 2022.  The increase in liabilities was due to a new convertible loan agreement for $200,200, which included an additional accrued interest charge of $24,024 which was recorded in accounts payable and accrued liabilities.  Outside of the new convertible loan agreement, there were no other significant transactions relating to the Company’s total liabilities.

As of July 31, 2022, the Company had a working capital deficit of $1,437,706 compared to a working capital deficit of $1,157,272 as at April 30, 2022.  The increase in the working capital deficit was due to the new convertible loan agreement of $200,200 with the accrued interest charge of $24,024, which was used to fund the Company’s ongoing operating activity.

During the period ended July 31, 2022, the Company entered into a new Series C preferred stock agreement that allowed investors to subscribe for up to 250 Series C preferred stock at $1,000 per stock for overall proceeds of $250,000.   As at July 31, 2022, the Company had issued 231 shares of Series C preferred stock for proceeds of $231,000 less $12,000 for legal and transaction costs.  The Company also issued 13,300,000 common shares for services with a fair value of $98,010 and issued 84,908,453 common shares pursuant to the exercise of 320 shares of Series C preferred stock related to the December 2021 Series C preferred stock agreement.

Cash Flow from Operating Activities

During the three months ended July 31, 2022, the Company used $427,111 of cash for operating activities compared to $612,892 of cash for operating activities during the three months ended July 31, 2021.  The decrease in the use of cash for operating activities was due to lower project expenditure costs as the Company incurred more time and cost in the prior fiscal period on project evaluation as the Company was focused on acquisition of new properties whereas in the current fiscal period, the Company was focused on the overall management of the Company’s existing portfolio of oil and natural gas properties.

Cash Flow from Investing Activities

During the three months ended July 31, 2022, the Company used $6,985 of cash for investing activities, which was used for acquisition of equipment.  Conversely, during the three months ended July 31, 2021, the Company incurred cash of $4,036,861 of cash for investing activities including $3,911,266 for purchases of oil and gas properties and $125,595 of equipment as the Company was heavily focused on building its portfolio of oil and natural gas properties during the prior year.

Cash Flow from Financing Activities

During the three months ended July 31, 2022, the Company raised $394,000 of cash from financing activities, which included $175,000 (net of OID and legal fees of $25,200) from the issuance of a convertible note payable and $219,000 (net of legal and transaction fees of $12,000) from the issuance of 231 Series C preferred stock.  During the three months ended July 31, 2021, the Company received $3,882,335 of cash from financing activities, including $3,950,500 from the issuance of common shares less repayment of $5,000 to repay the outstanding balance of a convertible debenture and $33,165 of share issuance costs.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended July 31, 2022, the Company incurred a net loss of $764,008 and used cash of $427,111 for operating activities.  At July 31, 2022, the Company has an accumulated deficit of $15,022,899. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2022, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Amended and Restated Articles of Incorporation	Filed previously and incorporated by reference
3.2	Amended and Restated Certificate of Designation for Series C Preferred Shares (incorporated by reference as Exhibit 3.1 to Form 8K filed June 1, 2022)	Filed previously and incorporated by reference
3.3	Bylaws	Filed previously and incorporated by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

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

VERDE BIO HOLDINGS, INC.

Dated: September 14, 2022	By:	/s/ Scott Cox
Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 14, 2022	By:	/s/ Scott Cox
	Its:	Scott Cox, Director