Form 10-Q
period 2022-10-31
VERDE BIO HOLDINGS, INC.
filed 2022-12-16
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

☐ Yes [X] No

As of December 15, 2022, there were 1,346,596,144 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2022 and 2021

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	October 31, 2022 $	April 30, 2022 $

ASSETS

Current Assets

Cash	77,665	141,206
Accounts receivable	135,237	125,828
Prepaid expenses	11,652	28,839

Total current assets	224,554	295,873

Non-current assets
Right-of-use operating lease asset	47,362	72,323
Property and equipment, net	2,755,090	2,778,721
Oil and natural gas properties, net based on the full cost method of accounting	1,646,924	1,938,140

Total assets	4,673,930	5,085,057

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	161,503	168,236
Loan payable	120,120	-
Current portion of operating lease liability	51,052	56,891
Warrant liabilities	1,228,018	1,228,018

Total Current Liabilities	1,560,693	1,453,145

Non-current portion of operating lease liability	-	21,337

Total Liabilities	1,560,693	1,474,482

TEMPORARY EQUITY

Series C Preferred Stock: Designated: 7,600 shares, par value of $0.001 per share Issued and outstanding: 938 and 1,040 shares, respectively	1	1

Series C accrued dividends	67,242	20,308

Total Temporary Equity	67,243	20,309

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common Stock Authorized –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,324,096,144 and 1,179,365,468 common shares, respectively	1,324,097	1,179,366

Additional paid-in capital	16,874,287	16,669,291
Accumulated deficit	(15,152,890)	(14,258,891)

Total Stockholders’ Equity	3,045,994	3,590,266

Total Liabilities and Equity	4,673,930	5,085,057

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended October 31, 2022 $	For the three months ended October 31, 2021 $	For the six months ended October 31, 2022 $	For the six months ended October 31, 2021 $

Revenue

Oct and royalty revenues	414,356	143,413	624,266	208,012

Operating Expenses

Consulting fees	65,183	46,530	232,681	154,915
Depletion expense	166,095	85,323	311,216	107,312
Depreciation expense	15,482	-	30,616	-
General and administrative	243,877	237,664	713,500	673,688
Impairment of oil and gas properties	-	1,266,046	-	1,266,046
Professional fees	47,090	25,340	135,057	102,757
Project expenditures	1,904	89,158	24,932	187,292

Total Operating Expenses	539,631	1,750,061	1,448,002	2,492,010

Net Operating Loss	(125,275)	(1,606,648)	(823,736)	(2,283,998)

Other Income (Expenses)

Financing cost	(2,000)	-	(40,200)	-
Gain on extinguishment of debt	-	-	-	4,722
Interest expense	(2,716)	-	(30,063)	(367)

Total Other Income (Expenses)	(4,716)	-	(70,263)	4,355

Net Loss	(129,991)	(1,606,648)	(893,999)	(2,279,643)

Series C Preferred Stock Dividends	(24,325)	-	(46,934)	-

Net Loss to Common Shareholders	(154,316)	(1,606,648)	(940,933)	(2,279,643)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,308,183,201	1,164,589,644	1,266,657,766	1,112,084,215

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three and six months ended October 31, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-	-	-	5,000	-	5,000
Common shares issued for conversion of Series C preferred stock	-	-	84,908,453	84,908	(84,908)	-	-
Common shares issued for services	-	-	13,300,000	13,300	84,710	-	98,010
Series C preferred stock issued for cash	-	-	-	-	231,000	-	231,000
Series C preferred stock dividend	-	-	-	-	(22,609)	-	(22,609)
Net loss for the period	-	-	-	-	-	(764,008)	(764,008)

Balance – July 31, 2022	500,000	500	1,277,573,921	1,277,574	16,882,484	(15,022,899)	3,137,659
Common shares issued upon conversion Series C Preferred Stock	-	-	46,222,223	46,223	(46,223)	-	-
Common shares issued for services	-	-	300,000	300	350	-	650
Series C preferred stock issued for cash	-	-	-	-	60,000	-	60,000
Series C preferred stock issued for commitment fee	-	-	-	-	2,000	-	2,000
Series C preferred stock dividend	-	-	-	-	(24,324)	-	(24,324)
Net loss for the period	-	-	-	-	-	(129,991)	(129,991)

Balance – October 31, 2022	500,000	500	1,324,096,144	1,324,097	16,874,287	(15,152,890)	3,045,994

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Consolidated Statement of Stockholder’s Equity

(Expressed in US dollars)

For the three and six months ended October 31, 2022 and 2021

(unaudited)

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the six months months ended October 31, 2022 $	For the six months ended October 31, 2021 $

Operating Activities

Net loss	(893,999)	(2,279,643)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	24,961	20,515
Common stock issued for services	98,660	63,840
Depreciation expense	30,616	-
Depletion expense	311,216	107,312
Impairment of oil and gas properties	-	1,266,046
Gain on settlement of debt	-	(4,722)
Original issue discount and transaction fees on financing	37,200	-
Series C preferred stock issued for commitment fee	7,000	-

Changes in operating assets and liabilities:
Accounts receivable	(9,409)	(29,535)
Prepaid expenses	17,187	5,536
Accounts payable and accrued liabilities	(6,732)	30,854
Right-of use liability	(27,176)	(22,730)

Net Cash Used In Operating Activities	(410,476)	(842,527)

Investing Activities
Acquisition of oil and gas properties	(20,000)	(2,331,425)
Acquisition of property and equipment	(6,985)	(2,641,519)

Net Cash Used In Investing Activities	(26,985)	(4,942,944)

Financing Activities
Proceeds from issuance of common stock	-	3,950,500
Proceeds from convertible debenture	175,000	-
Proceeds from issuance of Series C preferred shares	279,000	-
Proceeds from advances	-	-
Repayment of convertible debenture	(80,080)	(5,000)
Share issuance costs	-	(33,165)

Net Cash Provided by Financing Activities	373,920	3,882,335

Change in Cash	(63,541)	(1,903,136)

Cash – Beginning of Period	141,206	2,087,897

Cash – End of Period	77,665	184,761

Supplemental Disclosures
Interest paid	9,610	-
Income tax paid	-	-

Non-cash investing and financing activities
Common stock issued/issuable for conversion of convertible debentures	-	81,250
Common stock issued for conversion of Series B preferred shares	-	214,940
Common stock issued for settlement of accounts payable	-	40,000
Series C preferred stock accrued dividend	(46,934)	-
Common stock issued for conversion of Series C preferred stock	131,131	-

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2022, the Company incurred a net loss of $893,999 and used cash of $410,476 for operating activities.  As at October 31, 2022, the Company had an accumulated deficit of $15,152,890. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiary, IP Risk Control Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2022, the Company had 301,797,455 (April 30, 2022 –143,609,408) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended October 31, 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	October 31, 2022	April 30, 2022
	$	$

Components of lease expense were as follows:

Operating lease cost	24,961	43,155

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	33,215	66,430

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	October 31, 2022	April 30, 2022
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	47,362	72,323

Operating lease liabilities	51,052	78,228

Weighted Average Remaining Lease Term

Operating leases	0.91 year	1.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2023	33,125	66,430
2024	22,143	22,143

Total lease payments	55,358	88,573
Less: imputed interest	(4,306)	(10,345)

Total	51,052	78,228

4.Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2022	1,938,140

Acquisition and exploration cost	20,000
Depletion expense	(311,216)

Balance, October 31, 2022	1,646,924

On August 3, 2022, the Company signed a purchase and sale agreement for 100% right, title and interest to certain properties located in Jack County, Texas for cash consideration of $20,000.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Additions	-	-	6,985	-	6,985

Balance, October 31, 2022	2,501,924	125,595	43,180	140,881	2,811,580

Accumulated Depreciation
Balance, April 30, 2022	-	12,559	6,271	7,044	25,874
Additions	-	12,560	3,968	14,088	30,616

Balance, October 31, 2022	-	25,119	10,239	21,132	56,490

Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721

Balance, October 31, 2022	2,501,924	100,476	32,941	119,749	2,755,090

6.Convertible Loan

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

On June 3, 2022, the Company entered into a convertible loan agreement with an arms-length party for $200,200 net of original issuance discount of $21,450 and legal fees of $3,750.  Under the terms of the agreement, the Company incurred a one-time interest charge of $24,024 upon the closing of the agreement, which has been recorded in the accounts payable and accrued liabilities and is required to remit a monthly repayment of $22,422 commencing in July 2022. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended October 31, 2022, the Company repaid a total of $89,690 on the convertible loan ($80,080 of principal and $9,610 of accrued interest). As of October 31, 2022, $120,120 of loan payable balance and $14,414 of accrued interest remain outstanding

7.Related Party Transactions

(a)During the period ended October 31, 2022, the Company repaid $40,000 for accrued management and consulting fees.

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

On August 15, 2022, the Company issued 100,000 common shares with a fair value of $270 for consulting services.

On August 18, 2022, the Company issued 22,222,223 common shares pursuant to the conversion of 35 shares of Series C preferred stock.

On September 14, 2022 the Company issued 24,000,000 common shares pursuant to the conversion of 45 shares of Series C preferred stock.

On September 22, 2022, the Company issued 100,000 common shares with a fair value of $200 for consulting services.

On October 17, 2022, the Company issued 100,000 common shares with a fair value of $180 for consulting services.

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

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion form the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the period ended October 31, 2022, the Company issued 131,130,676 common shares upon the conversion of 400 Series C preferred stock. During the period ended October 31, 2022, the Company issued 62 Series C preferred stock for $60,000, net of issuance and transaction costs of $2,000. As at October 31, 2022, 702 (April 30, 2022 – 1,040) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  During the period ended October 31, 2022, the Company issued 231 Series C preferred stock for $219,000, net of issuance and transaction costs of $12,000.  In addition, the Company issued 7 Series C preferred stock with a fair value of $7,000 as a commitment fee with respect to the Agreement.  As at October 31, 2022, the 236 (April 30, 2022 – nil) shares of Series C preferred stock remained unpurchased and outstanding under the May Agreement.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at October 31, 2022, the Company had 938 (April 30, 2022 – 1,040) shares of Series C stock with a carrying value of $1 (April 30, 2022 - $1) and recorded accrued dividend payable of $67,242 (April 30, 2022 - $20,308) which is included in temporary equity and offset against additional paid in capital.

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

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, October 31, 2022 and April 30, 2022	125,043,566	0.01

Additional information regarding share purchase warrants as of October 31, 2022 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	4.2

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor agreed to invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. The purchase of the shares are subject to a “put” option held by the Company.  As of October 31, 2022 and April 30, 2022, no common shares have been sold pursuant to the equity financing agreement.

12.Subsequent Events

(a)On November 2, 2022, the Company issued 22,500,000 common shares pursuant to the conversion of 27 shares of Series C preferred stock

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2022	April 30, 2022
	$	$
	(unaudited)
Current Assets	224,554	295,873
Current Liabilities	1,560,693	1,453,145
Working Capital Deficit	(1,336,139)	(1,157,272)

Cash Flows

	October 31, 2022	October 31, 2021
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(410,476)	(842,527)
Cash Flows used in Investing Activities	(26,985)	(4,942,944)
Cash Flows provided by Financing Activities	373,920	3,882,335
Net increase (decrease) in Cash During Period	(64,541)	(1,903,136)

Operating Revenues

Three Months Ended October 31, 2022

During the three months ended October 31, 2022, the Company earned royalty revenues of $414,356 compared to royalty revenues of $143,413 for the three months ended October 31, 2021.  The revenue is derived from its interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to an increase in the investment in royalty rights based on the Company’s continued investment and development in its operating activities.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $166,095 during the three months ended October 31, 2022 compared to depletion expense of $85,323 during the period ended October 31, 2021 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  The overall increase in depletion expense is reflective of the overall increase in investment in royalty properties.

Six Months Ended October 31, 2022

During the six months ended October 31, 2022, the Company earned royalty revenues of $624,266 compared to royalty revenues of $208,012 for the six months ended October 31, 2021.  The revenue is derived from its interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to an increase in the investment in royalty rights based on the Company’s continued investment and development in its operating activities.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $311,216 during the six months ended October 31, 2022 compared to depletion expense of $107,212 during the period ended October 31, 2021 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  The overall increase in depletion expense is reflective of the overall increase in investment in royalty properties.

Operating Expenses and Net Loss

Three Months Ended October 31, 2022

During the three months ended October 31, 2022, the Company incurred operating expenses of $539,631 compared to operating expenses of $1,750,061 during the three months ended October 31, 2021.  The decrease in operating expenses was due to a one-time impairment loss of $1,266,046 during the three months ended October 31, 2021.  Outside of the impact of the impairment loss, operating expenses for the three months ended October 31, 2021 was $484,015.  The increase in normalized operating expenses was a result of increases in professional fees of $21,750 for SEC filing costs and quarterly financial reporting costs, $18,653 increase in consulting fees, and an increase in depreciation expense of $15,482 and depletion expense of $80,772 due to an increase in the investment and amount of oil and gas royalty properties in the current fiscal year compared to prior year.  The increases were offset by decreases in project expenditures of $87,254 as the Company incurred one-time expenditure costs on properties that did not meet the standards for capitalization.

Net loss for the three months ended October 31, 2022 was $154,316 compared to a net loss of $1,606,648 during the three months ended October 31, 2021.  In addition to revenues and operating expenses, the Company incurred financing costs of $2,000 and interest expense of $2,716 during the current period as well as dividends of $24,325 for the Series C preferred shareholders.  The Company did not incur any other income or expenses during the three months ended October 31, 2021.

For the three months ended October 31, 2022 and 2021, the Company recorded a basic and diluted loss per share of $0.00.

Six Months Ended October 31, 2022

During the six months ended October 31, 2022, the Company incurred operating expenses of $1,448,002 compared to operating expenses of $2,492,010 during the six months ended October 31, 2021.  The decrease in operating expenses was due to a one-time impairment loss of $1,266,046 during the three months ended October 31, 2021.  Outside of the impact of the impairment loss, operating expenses for the six months ended October 31, 2021 was $1,225,964.  The increase in normalized operating expenses was a result of increases in professional fees of $32,300 for SEC filing costs and quarterly financial reporting costs, $77,766 increase in consulting fees for an increase in consultants for overall increase in day-to-day operations, an increase in depreciation expense of $30,616 and depletion expense of $203,904 due to an increase in the investment and amount of oil and gas royalty properties in the current fiscal year compared to prior year.  The increases were offset by decreases in project expenditures of $162,360 as the Company incurred one-time expenditure costs on properties that did not meet the standards for capitalization.

Net loss for the six months ended October 31, 2022 was $940,933 compared to a net loss of $2,279,643 during the six months ended October 31, 2021.  In addition to revenues and operating expenses, the Company incurred financing costs of $40,200 and interest expense of $30,063 during the current period as well as dividends of $46,934 for the Series C preferred shareholders.  For the six months ended October 31, 2021, the Company recorded a gain on extinguishment of debt of $4,722 and interest expense of $367.

For the six months ended October 31, 2022 and 2021, the Company recorded a basic and diluted loss per share of $0.00.

Liquidity and Capital Resources

As at October 31, 2022, the Company had cash of $77,665 and total assets of $4,673,930 compared to cash of $141,206 and total assets of $5,085,057 as at April 30, 2022.  Overall, the Company’s cash and asset balances decreased given that the Company’s operating revenues are still not sufficient to cover overhead costs and the Company had a higher rate of depletion expense in the current period compared to new acquisition of oil and gas royalty properties.

The Company had total liabilities of $1,560,693 as at October 31, 2022 compared to $1,474,482 as at April 30, 2022.  The increase in liabilities was due to a new convertible loan agreement for $200,200 of which $80,080 was repaid during the period offset by a decrease of $27,176 in operating lease liability as the remaining lease period is shorter compared to prior year.  Outside of the new convertible loan agreement and standard expense of monthly operating lease costs, there were no other significant transactions relating to the Company’s total liabilities.

As of October 31, 2022, the Company had a working capital deficit of $1,336,139 compared to a working capital deficit of $1,157,272 as at April 30, 2022.  The increase in the working capital deficit was due to the new convertible loan agreement of $120,120, which was used to fund the Company’s ongoing operating activity.

During the period ended October 31, 2022, the Company entered into a new Series C preferred stock agreement that allowed investors to subscribe for up to 250 Series C preferred stock at $1,000 per stock for overall proceeds of $250,000.   As at October 31, 2022, the Company had issued 231 shares of Series C preferred stock for proceeds of $231,000 less $12,000 for legal and transaction costs and 60 Series C Shares for proceeds of $60,000 issued without transaction costs.  The Company also issued 13,600,000 common shares for services with a fair value of $98,600.

Cash Flow from Operating Activities

During the six months ended October 31, 2022, the Company used $410,476 of cash for operating activities compared to $842,527 of cash for operating activities during the six months ended October 31, 2021.  The decrease in the use of cash for operating activities was due to lower project expenditure costs as the Company incurred more time and cost in the prior fiscal period on project evaluation as the Company was focused on acquisition of new properties whereas in the current fiscal period, the Company was focused on the overall management of the Company’s existing portfolio of oil and natural gas properties.

Cash Flow from Investing Activities

During the six months ended October 31, 2022, the Company used $26,985 of cash for investing activities, which was used for acquisition of equipment and oil and gas properties.  Conversely, during the six months ended October 31, 2021, the Company incurred cash of $4,942,944 of cash for investing activities including $2,331,425 for purchases of oil and gas properties and $2,641,519 of equipment as the Company was heavily focused on building its portfolio of assets and oil and natural gas properties during the prior year.

Cash Flow from Financing Activities

During the six months ended October 31, 2022, the Company raised $373,920 of cash from financing activities, which included $175,000 (net of OID and legal fees of $25,200) from the issuance of a convertible note payable less repayment of $80,080, and $279,000 (net of legal and transaction fees of $13,000) from the issuance of 232 Series C preferred stock.  During the six months ended October 31, 2021, the Company received $3,882,335 of cash from financing activities, including $3,950,500 from the issuance of common shares less repayment of $5,000 to repay the outstanding balance of a convertible debenture and $33,165 of share issuance costs.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended October 31, 2022, the Company incurred a net loss of $893,999 and used cash of $410,476 for operating activities.  At October 31, 2022, the Company has an accumulated deficit of $15,152,890. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2022, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC.

Dated: December 15, 2022	By:	/s/ Scott Cox
Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 15, 2022	By:	/s/ Scott Cox
	Its:	Scott Cox, Director