Form 10-Q
period 2023-01-31
VERDE BIO HOLDINGS, INC.
filed 2023-03-20
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

☐Yes [X] No

As of March 16, 2023, there were 1,470,188,278 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2023 and 2022

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	January 31, 2023 $	April 30, 2022 $

ASSETS

Current Assets

Cash	50,063	141,206
Accounts receivable	109,420	125,828
Prepaid expenses	5,826	28,839

Total current assets	165,309	295,873

Non-current assets
Right-of-use operating lease asset	33,943	72,323
Property and equipment, net	2,739,607	2,778,721
Oil and natural gas properties, net based on the full cost method of accounting	1,387,223	1,938,140

Total assets	4,326,082	5,085,057

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	160,117	168,236
Convertible notes payable	132,020	-
Due to related party	20,000	-
Current portion of operating lease liability	36,527	56,891
Warrant liabilities	1,228,018	1,228,018

Total Current Liabilities	1,576,682	1,453,145

Non-current portion of operating lease liability	-	21,337

Total Liabilities	1,576,682	1,474,482

TEMPORARY EQUITY

Series C Preferred Stock: Designated: 1,400 shares, par value of $0.001 per share Issued and outstanding: 909 and 1,040 shares, respectively	1	1

Series C accrued dividends	89,097	20,308

Total Temporary Equity	89,098	20,309

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common Stock Authorized –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,423,521,611 and 1,179,365,468 common shares, respectively	1,423,523	1,179,366

Additional paid-in capital	16,829,005	16,669,291
Accumulated deficit	(15,592,726)	(14,258,891)

Total Stockholders’ Equity	2,660,302	3,590,266

Total Liabilities and Equity	4,326,082	5,085,057

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended January 31, 2023 $	For the three months ended January 31, 2022 $	For the nine months ended January 31, 2023 $	For the nine months ended January 31, 2022 $

Revenue

Mineral property and royalty revenues	170,312	301,567	794,578	509,579

Operating Expenses

Consulting fees	63,640	32,450	296,321	187,365
Depletion expense	84,700	227,256	395,916	334,568
General and administrative	235,535	411,887	949,035	1,085,575
Impairment of oil and gas properties	-	-	-	1,266,046
Depreciation expense	15,483	6,280	46,099	6,280
Professional fees	32,825	37,467	167,882	140,224
Project expenditures	152,306	31,834	177,238	219,126

Total Operating Expenses	584,489	747,174	2,032,491	3,239,184

Net Operating Loss	(414,177)	(445,607)	(1,237,913)	(2,729,605)

Other Income (Expenses)

Commitment fees	–	–	–	–
Finance charges	(15,960)	(272,478)	(56,160)	(272,845)
Interest expense	(9,699)	-	(39,762)	-
Gain on extinguishment of debt	-	-	-	4,722

Total Other Income (Expenses)	(25,659)	(272,478)	(95,922)	(268,123)

Net Loss	(439,836)	(718,085)	(1,333,835)	(2,997,728)

Series C Preferred Stock Dividends	(21,855)	(7,808)	(68,789)	(7,808)

Net Loss to Shareholders	(461,691)	(725,893)	(1,402,624)	(3,005,536)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,367,786,733	1,165,335,033	1,300,490,001	1,129,904,130

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three and nine months ended January 31, 2023 and 2022

(unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2021	500,000	500	1,164,765,468	1,164,766	16,533,350	(13,116,388)	4,582,228

Series C preferred stock dividend	-	-	-	-	(7,808)	-	(7,808)
Shares issued for services	-	-	2,300,000	2,300	23,710	-	26,010
Net loss for the period	-	-	-	-	-	(718,085)	(718,085)

Balance – January 31, 2022	500,000	500	1,167,065,468	1,167,066	16,549,252	(13,834,473)	3,882,345

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – October 31, 2022	500,000	500	1,324,096,144	1,324,097	16,874,287	(15,152,890)	3,045,994

Common shares issued for conversion of Series C preferred stock	-	-	99,425,467	99,426	(99,426)	-	-
Series C preferred stock issued for cash	-	-	-		72,000	-	72,000
Series C preferred stock issued for commitment fees	_	_	_		4,000		4,000
Series C preferred stock dividend	-	-	-	-	(21,856)	-	(21,856)
Net loss for the period	-	-	-	-	-	(439,836)	(439,836)

Balance – January 31, 2023	500,000	500	1,423,521,611	1,423,523	16,829,005	(15,592,726)	2,660,302

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three and nine months ended January 31, 2023 and 2022

(unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	12,132,666	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	74,750	-	-
Common shares issued for cash	-	-	451,550,000	451,550	4,063,950	-	3,920,500
Common shares issued for conversion of Series A preferred shares	-	-	15,030,769	15,031	199,909	-	214,940
Common shares issued for services	-	-	6,900,000	6,900	82,950	-	89,850
Series C preferred stock dividend			-	-	(7,808)	-	(7,808)
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	36,000	-	40,000
Share issuance costs	-	-	-	-	(33,165)	-	(33,165)
Net loss for the period	-	-	-	-	-	(2,997,728)	(2,997,728)

Balance – January 31, 2022	500,000	500	1,167,065,468	1,167,066	16,549,252	(13,834,473)	3,882,345

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-	-	-	11,000	-	11,000
Common shares issued for conversion of Series C preferred stock	-	-	230,556,143	230,557	(230,557)	-	-
Common shares issued for services	-	-	13,600,000	13,600	85,060	-	98,660
Series C preferred stock issued for cash	-	-	-	-	363,000	-	363,000
Series C preferred stock dividend	-	-	-	-	(68,789)	-	(68,789)
Net loss for the period	-	-	-	-	-	(1,333,835)	(1,333,835)

Balance – January 31, 2023	500,000	500	1,423,521,611	1,423,523	16,829,005	(15,592,726)	2,660,302

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	For the nine months ended January 31, 2023 $	For the nine months ended January 31, 2022 $

Operating Activities

Net loss	(1,333,835)	(2,997,728)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	38,380	31,558
Depletion expense	395,916	334,568
Depreciation expense	46,099	6,280
Finance costs	-	228,019
Gain on settlement of debt	-	(4,722)
Impairment of oil and gas properties	-	1,266,046
Original issuance discount and issuance fees	37,160	-
Shares issued for services	98,660	89,850
Shares issued or issuable for commitment fees	11,000	40,000

Changes in operating assets and liabilities:
Accounts receivable	16,408	(133,411)
Prepaid expenses	23,013	5,536
Accounts payable and accrued liabilities	(8,118)	27,726
Right-of-use liability	(41,701)	-

Net cash used in operating activities	(717,018)	(1,141,157)

Investing Activities
Acquisition of property and equipment	(6,985)	(2,611,519)
Oil and gas property expenditures	(20,000)	(2,506,425)
Proceeds from sale of oil and gas properties	175,000	-

Net Cash provided by (used in) investing activities	148,015	(5,117,944)

Financing Activities
Proceeds from issuance of common stock	-	3,920,500
Proceeds from issuance of series C preferred shares	363,000	1,000,000
Proceeds from convertible debentures	-	-
Proceeds from advances	-	-
Proceeds from related party loan	20,000	-
Proceeds from loan	235,000	-
Repayment of convertible debenture	(140,140)	(5,000)
Share issuance costs	-	(33,165)

Net cash provided by financing activities	477,860	4,882,335

Change in Cash	(91,143)	(1,376,766)
Cash – Beginning of Period	141,206	2,087,897
Cash – End of Period	50,063	711,131

Supplemental Disclosures
Interest paid	16,817	-

Non-cash investing and financing activities
Common stock issued/issuable for conversion of convertible debentures	-	81,250
Common stock issued for conversion of Series B preferred shares	-	214,940
Common stock issued for settlement of accounts payable	-	40,000
Series C preferred stock accrued dividend	(68,789)	(7,808)
Common stock issued for conversion of Series C preferred stock	230,557	-

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2023, the Company incurred a net loss of $1,333,835 and used cash of $717,018 for operating activities. As at January 31, 2023, the Company had an accumulated deficit of $15,592,726. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of January 31, 2023, the Company had 198,164,333 (April 30, 2022 –143,609,408) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended January 31, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(d)Fair Value Measurements (continued)

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

	January 31, 2023	April 30, 2022
	$	$

Components of lease expense were as follows:

Operating lease cost	38,309	43,155

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	49,822	66,430

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	January 31, 2023	April 30, 2022
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	33,943	72,323

Operating lease liabilities	36,627	78,228

Weighted Average Remaining Lease Term

Operating leases	0.66 years	1.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2023	16,608	66,430
2024	22,143	22,143

Total lease payments	38,751	88,573
Less: imputed interest	(2,224)	(10,345)

Total	36,527	78,228

4.Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2022	1,938,140

Acquisition and exploration cost	20,000
Disposal of mineral property	(175,000)
Depletion expense	(395,917)

Balance, January 31, 2023	1,387,223

On August 3, 2022, the Company signed a purchase and sale agreement for 100% right, title and interest to certain properties located in Jack County, Texas for cash consideration of $20,000.

On December 9, 2022, The Company signed purchase and sale agreement to dispose of 100% right, title and interest to certain properties located in Adams County, Colorado for cash consideration of $175,000.

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Additions	-	-	6,985	-	6,985

Balance, January 31, 2023	2,501,924	125,595	43,180	140,881	2,811,580

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.Property and Equipment (continued)

Accumulated depreciation

Balance, April 30, 2022	-	12,559	6,271	7,044	25,874

Additions	-	18,839	6,128	21,132	46,099

Balance, January 31, 2023	-	31,398	12,399	28,176	71,273

Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721
Balance, January 31, 2023	2,501,924	94,197	30,781	112,705	2,739,607

6.Convertible Notes Payable

On June 3, 2022, the Company entered into a convertible loan agreement with an arms-length party for $200,200 net of original issuance discount of $21,450 and legal fees of $3,750.  Under the terms of the agreement, the Company incurred a one-time interest charge of $24,024 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $22,422 commencing in July 2022. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended January 31, 2023, the Company repaid a total of $156,957 on the convertible loan, comprised of $140,140 of principal and $16,817 of accrued interest. As of January 31, 2023, $60,060 of loan payable balance and $7,207 of accrued interest remain outstanding.

On January 9, 2023, the Company entered into another convertible loan agreement with the same arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250.  Under the terms of the agreement, the Company incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. As of January 31, 2023, $71,960 of loan payable balance and $8,635 of accrued interest remain outstanding.

7.Loans Payable Due to Related Party

As of January 31, 2023, the Company owed $20,000 (April 30, 2022 - $nil) to the President and Director of the Company which is non-interest bearing, unsecured, and due on demand.

8.Related Party Transactions

During the period ended January 31, 2023, the Company repaid $40,000 for accrued management and consulting fees.

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

On November 2, 2022, the Company issued 22,500,000 common shares pursuant to the conversion of 27 shares of Series C preferred stock.

On December 14, 2022, the Company issued 25,000,000 common shares pursuant to the conversion of 30 shares of Series C preferred stock.

On January 9, 2023, the Company issued 17,142,143 common shares pursuant to the conversion of 18 shares of Series C preferred stock.

On January 19, 2023, the Company issued 34,782,609 common shares pursuant to the conversion of 30 shares of Series C preferred stock.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

10.Preferred Shares

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

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the period ended January 31, 2023, the Company issued 230,556,143 common shares upon the conversion of 505 Series C preferred stock. During the period ended January 31, 2023, the Company issued 138 Series C preferred stock for 132,000, net of issuance and transaction costs of $6,000. As at January 31, 2023, 673 (April 30, 2022 – 1,040) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  During the period ended January 31, 2023, the Company issued 236 Series C preferred stock for proceeds of $231,000, net of issuance and transaction costs of $5,000.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at January 31, 2023, the Company had 909 (April 30, 2022 – 1,040) shares of Series C stock with a carrying value of $1 (April 30, 2022 - $1) and recorded accrued dividend payable of $89,097 (April 30, 2022 - $20,308) which is included in temporary equity and offset against additional paid in capital.

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

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

11.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, January 31, 2023 and April 30, 2022	125,043,566	0.01

Additional information regarding share purchase warrants as of January 31, 2023 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	3.9

12.Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor agreed to invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. The purchase of the shares are subject to a “put” option held by the Company.  As at January 31, 2023 and April 30, 2022, no common shares have been sold pursuant to the equity financing agreement.

13.Subsequent Events

On February 9, 2023, the Company signed a one-year commercial lease agreement to premises in Jack County, Texas.

On February 10, 2023, the Company issued 46,666,667 common shares pursuant to the conversion of 35 shares of Series C preferred stock.

On March 2, 2023, the Company entered into a convertible loan agreement with an arms-length party for $225,874 net of original issuance discount of $24,202.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2023	April 30, 2022
	$	$
	(unaudited)
Current Assets	165,309	295,873
Current Liabilities	1,576,682	1,453,145
Working Capital Deficit	(1,411,373)	(1,157,272)

Cash Flows

	January 31, 2023	January 31, 2022
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(717,018)	(1,141,157)
Cash Flows used in Investing Activities	148,015	(5,117,944)
Cash Flows provided by Financing Activities	477,860	4,882,335
Net Decrease in Cash During Period	(91,143)	(1,376,766)

Operating Revenues

Three Months Ended January 31, 2023

During the three months ended January 31, 2023, the Company earned royalty revenues of $170,312 compared to royalty revenues of $301,567 for the three months ended January 31, 2022.  The revenue is derived from its interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to an increase in the investment in royalty rights based on the Company’s continued investment and development in its operating activities. As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $84,700 during the three months ended January 31, 2023 compared to depletion expense of $227,256 during the period ended January 31, 2022 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  The overall decrease in depletion expense is reflective of the overall increase in investment in royalty properties.

Nine Months Ended January 31, 2023

During the nine months ended January 31, 2023, the Company earned royalty revenues of $794,578 compared to royalty revenues of $509,579 for the nine months ended January 31, 2022.  The revenue is derived from its interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to an increase in the investment in royalty rights based on the Company’s continued investment and development in its operating activities. As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $395,916 during the nine months ended January 31, 2023 compared to depletion expense of $334,568 during the period ended January 31, 2022 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.  The overall increase in depletion expense is reflective of the overall increase in investment in royalty properties.

Operating Expenses and Net Loss

Three Months Ended January 31, 2023

During the three months ended January 31, 2023, the Company incurred operating expenses of $584,489 compared to operating expenses of $747,174 during the three months ended January 31, 2022.  The decrease in operating expenses was due to lower depletion expense of $142,556 based on lower royalty revenues generated during the current period. Furthermore, there was a decrease in general and administrative costs of $26,352 and project expenditures of $29,528 as the Company dialed back overhead costs and searching for new projects during the current period.  This was offset by an increase in consulting fees of $31,190 as the Company began exploring a potential uplist of its current trading market.

Net loss for the three months ended January 31, 2023 was $439,837 compared to a net loss of $718,085 during the three months ended January 31, 2022.  In addition to revenues and operating expenses, the Company incurred financing costs of $15,960 and interest expense of $9,699 during the current period compared to finance charges of $272,478 during the comparable period, as the Company incurred costs relating to issuance of common stock, conversion of convertible debentures and issuance of both Series B and C preferred stock.  During the current year, the Company has not issued any new convertible debentures and declared $21,855 of dividends to Series C preferred stock holders compared to $7,808 of dividends during the three months ended January 31, 2022.

For the three months ended January 31, 2023 and 2022, the Company recorded a basic and diluted loss per share of $0.00.

Nine Months Ended January 31, 2023

During the nine months ended January 31, 2023, the Company incurred operating expenses of $2,032,491 compared to operating expenses of $3,239,184 during the nine months ended January 31, 2022.  The decrease in operating expenses was due to a one-time impairment loss of $1,266,046 during the nine months ended January 31, 2022 and a decrease of $191,888 in project expenditures as the Company focused more time and efforts to finding new royalty opportunities in the prior period.  The decrease was offset by an increase of $108,956 in consulting fees, an increase of $39,819 for depreciation expense for an overall increase in capitalized property and equipment, an increase of $61,348 in depletion expense based on an increase in overall production and royalty revenues compared to prior year, and $27,658 increase in professional fees due to increasing labor costs with respect to audit, accounting, and legal services.

Net loss for the nine months ended January 31, 2023 was $1,333,835 compared to a net loss of $2,997,728 during the nine months ended January 31, 2022.  In addition to revenues and operating expenses, the Company incurred financing costs of $56,160 and interest expense of $39,762 during the current period as well as dividends of $68,789 for the Series C preferred shareholders.  For the nine months ended January 31, 2022, the Company recorded a gain on extinguishment of debt of $4,722 and finance charges of $272,845.

For the nine months ended January 31, 2023 and 2022, the Company recorded a basic and diluted loss per share of $0.00.

Liquidity and Capital Resources

As at January 31, 2023, the Company had cash of $50,063 and total assets of $4,326,082 compared to cash of $141,206 and total assets of $5,085,057 as at April 30, 2022.  Overall, the Company’s cash and asset balances decreased given that the Company’s operating revenues are still not sufficient to cover overhead costs and is reliant financing activities to support its ongoing operations.

The Company had total liabilities of $1,576,683 as at January 31, 2023 compared to $1,474,482 as at April 30, 2022. The increase in liabilities was due to a new loan agreement with a carrying value of $132,020 offset by a decrease of $41,701 for operating lease liability.  Outside of the new loan agreement and standard expense of monthly operating lease costs, there were no other significant changes to overall financial statement liability captions on the Company’s consolidated financial statements.

As of January 31, 2023, the Company had a working capital deficit of $1,411,373 compared to a working capital deficit of $1,157,272 as at April 30, 2022.  The increase in the working capital deficit was due to the use of cash for operations along with the new loan agreement of $132,020, which was used to fund the Company’s ongoing operating activity.

During the period ended January 31, 2023, the Company entered into a new Series C preferred stock agreement that allowed investors to subscribe for up to 250 Series C preferred stock at $1,000 per stock for overall proceeds of $250,000. As at January 31, 2023, the Company had issued 231 shares of Series C preferred stock for proceeds of $231,000 less $12,000 for legal and transaction costs.  In addition, the Company issued 11 shares of Series C preferred stock with a fair value of $11,000 as a commitment fee with respect to the preferred stock agreement.  The Company also issued 13,600,000 common shares for services with a fair value of $98,660 and issued 230,556,143 common shares for the conversion of Series C preferred shares.

Cash Flow from Operating Activities

During the nine months ended January 31, 2023, the Company used $717,018 of cash for operating activities compared to $1,141,157 of cash for operating activities during the nine months ended January 31, 2022.  The decrease in the use of cash for operating activities was due to lower project expenditure costs as the Company incurred more time and cost in the prior fiscal period on project evaluation as the Company was focused on acquisition of new properties whereas in the current fiscal period, the Company was focused on the overall management of the Company’s existing portfolio of oil and natural gas properties.

Cash Flow from Investing Activities

During the nine months ended January 31, 2023, the Company received proceeds of $148,015 of cash for investing activities, which included $175,000 from the sale of oil and gas properties offset by use of $20,000 for oil and gas expenditures and $6,985 for acquisition of property and equipment.  Conversely, during the nine months ended January 31, 2022, the Company incurred cash of $5,117,944 of cash for investing activities including $2,506,425 for purchases of oil and gas properties and $2,611,519 of equipment as the Company was heavily focused on building its portfolio of assets and oil and natural gas properties during the prior year.

Cash Flow from Financing Activities

During the nine months ended January 31, 2023, the Company raised $477,860 of cash from financing activities, which included $235,000 from the issuance of a convertible note payable less repayment of $140,140, $20,000 from a related party loan, and $363,000 from the issuance of 370 Series C preferred stock.  During the nine months ended January 31, 2022, the Company received $4,882,335 of cash from financing activities, including $3,920,500 from the issuance of common shares less repayment of $5,000 to repay the outstanding balance of a convertible debenture, $1,000,000 from the issuance of Series C preferred stock less $33,165 of share issuance costs.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended January 31, 2023, the Company incurred a net loss of $1,333,835 and used cash of $717,018 for operating activities.  At January 31, 2023, the Company has an accumulated deficit of $15,592,726. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The unaudited condensed financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2023, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC.

Dated: March 17, 2023	By:	/s/ Scott Cox
Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 17, 2023	By:	/s/ Scott Cox
	Its:	Scott Cox, Director