Form 10-K
period 2023-04-30
VERDE BIO HOLDINGS, INC.
filed 2023-08-02
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2023

Commission File Number 000-54524

VERDE BIO HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

PO Box 67
Jacksboro, Texas 76458
(Address of principal executive offices)

(972) 217-4080
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

Yes [ X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller Reporting Company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,515,783 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of July 28, 2023, there were 1,683,077,167 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Verde Bio Holdings, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

GLOSSARY OF TERMS

Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Verde,” the “Company,” “we,” “our,” “us” or similar terms refer to Verde Bio Holdings, Inc..

PART I

ITEM 1.    BUSINESS

Corporate History

Verde Bio Holdings, Inc. was incorporated in the State of Nevada on February 24, 2010. On May 1, 2010, the Company entered into a share exchange agreement with Appiphany Technologies Corporation (“ATC”) to acquire all of the outstanding common shares of ATC in exchange for 1,500,000 common shares of the Company.  As the acquisition involved companies under common control, the acquisition was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the consolidated financial statements reflect the accounts of the Company and ATC since inception. On February 19, 2019, Media Convergence Group, a Nevada corporation (“Media Convergence”) entered into a certain Stock Purchase Agreement (the “Purchase Agreement”) for the sale of 500,000 shares of the Series A Preferred Stock (the “Preferred Shares”) of the Company.  The purchase of the Shares (“Share Purchase”) was closed on November 22, 2019.

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

Plan of Operations

The Company has implemented its business plan and continues to expand its services and products.  The Company has generated royalty revenues from its oil and gas assets: however, the Company requires a higher volume of royalty revenues in order to raise sufficient operating cash flows to operate its business without the reliance upon equity or debt financing.  The Company may be required to raise additional funds by way of equity or debt financing to fund expansion of its operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Properties

Verde Bio Holdings, Inc. has mineral and royalty interests in several properties across seven (7) U.S. states. A total of four hundred and twelve (412) reserves cases have been identified and evaluated. These include producing, non-producing and undeveloped wells or leases.  As of April 30, 2023, these interests entitled us to receive royalty payments from the producing wells on the acreage underlying our Royalties, with no additional future capital or operating expenses required. As of July 29, 2023, there were 412 wells producing on this acreage.

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

OIL AND NATURAL GAS DATA

Reserves Presentation

The reserves estimates as of April 30, 2023, shown herein, have been independently evaluated by Mire Petroleum Consultants.  Kurt Mire is a senior reservoir and production engineer with thirty-six (36) years of experience in E&P.  This experience has been gained at major and independent oil companies and by projects done for Tier 1 consulting firms Ryder Scott Company and Netherland, Sewell & Associates.  Domestic experience includes Louisiana, Texas, Gulf of Mexico, Mid-Continent, and Rocky Mountains.  International experience includes Mexico,

South America, Iraq and Trinidad.  He has proven skills in reservoir and production engineering, operations, reserves estimation, Monte Carol simulation, nodal analysis, field studies, project management and property evaluations.

Proved Reserves

Evaluation and Review of Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of April 30, 2023, were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy, or a combination of both methods. 100% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The following table presents our estimated net proved oil and natural gas reserves as of April 30, 2023 and is based on the reserve reports prepared by management. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.(1)(2)

Verde Bio Holdings, Inc.
As of May 1, 2023
Category	Gross Reserves		Net Reserves		Net Revenue	Taxes	Invest- ments	Non-disc. Cashflow	Disc. Cashflow (10%)	Life
	Oil (MBO)	Gas (MMCF)	Oil (MBO)	Gas (MMCF)	M$	M$	M$	M$	M$	Years
Proved Developed Producing	22,601	516,555	26.6	315.2	4,538.3	406.1	0.0	4,132.2	2,330.8	50.0
Probable Non-Producing	4	40	3.1	31.2	453.0	36.6	15.0	129.2	76.4	9.5
Probable Undeveloped	498	2,064	4.4	4.4	427.2	48.0	0.0	379.2	246.3	34.2
Possible Undeveloped	2,104	41,075	4.0	21.1	512.2	50.6	0.0	461.7	293.2	50.0
Total 3P	25,207	559,734	38.1	371.9	5,930.8	541.3	15.0	5,102.3	2,946.6	50.0

(1)

Estimates of reserves as of April 30, 2023, were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended April 30, 2023 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $89.00 per Bbl for oil and $5.67 per Mcf for natural gas at April 30, 2023. The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

As of April 30, 2023, our historical proved developed reserves totaled 26,590 MBbls of oil and 315,200 MMcf of natural gas. Of the total proved developed reserves, 100% are producing and the remaining 0% are from wells that have been stimulated but are not yet producing hydrocarbons.

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

Proved Undeveloped Reserves

As of April 30, 2023, our historical proved undeveloped reserves totaled 26,590 MBbls of oil and 315,200 MMcf of natural gas. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. Most recently, on January 23, 2020, the EPA and Corps replaced the WOTUS rule adopted in 2015 with the narrower Navigable Waters Protection Rule.  The 2020 NWPR was vacated by two district courts and replaced in the Code of Federal Regulations by the 2023 rule. The 2020 NWPR is not in effect, and the materials below are provided for informational purposes.

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

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay, or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Separately, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. On November 15, 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified, and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. In November 2022, the EPA published a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021. The proposed rules for new and modified facilities are estimated to be finalized by the end of 2023, while any standards finalized for existing facilities will require further state rulemaking actions over the next several years before they become applicable and effective. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company and the SEC settled certain allegations by staff of the Division of Enforcement in an Order by the SEC issued on May 16, 2023.

Except as set forth above, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. Except as set forth above, there are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Record Holders

As of July 31, 2023, 1,683,077,167 shares of our common stock were issued and outstanding and were owned by approximately 61 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended April 30, 2023, the Company issued an aggregate of 13,600,000 common shares with a fair value of $98,660 for services.  These shares were issued pursuant exemptions from registration under Regulation 4(a)(2).  In addition, the Company issued an aggregate of 350,111,699 common shares in connection with the conversion of 581 shares of Series C Convertible Preferred Shares issued connection with the Securities Purchase Agreement dated December 3, 2021, by and between the Company and GHS Investments, LLC.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2023 $	April 30, 2022 $
Current Assets	97,748	295,873
Current Liabilities	1,839,182	1,453,145
Working Capital (Deficit)	(1,741,434)	(1,157,272)

Cash Flows

	April 30, 2023 $	April 30, 2022 $
Cash Flows used in Operating Activities	(872,226)	(1,150,005)
Cash Flows used in Investing Activities	148,015	(5,679,020)
Cash Flows from Financing Activities	608,841	4,882,334
Net increase (decrease) in Cash During Year	(115,370)	(1,946,691)

Operating Revenues

During the year ended April 30, 2023, the Company recorded revenues of $926,099 compared to revenues of $719,998 during the year ended April 30, 2022.  Revenues were derived from royalties earned from oil and gas interests. The increase is due to the fact that the Company increased its investment in additional royalty producing properties from the beginning of last year in order to generate additional royalty revenue income which led to an increase in revenue during fiscal 2023 compared to fiscal 2022.

Operating Expenses and Net Loss

During the year ended April 30, 2023, the Company recorded operating expenses of $2,566,025 compared to $3,870,118 during the year ended April 30, 2022, a decrease of $1,304,093. The decrease in operating expenses was due to an impairment loss in the carrying value of the Company’s oil and gas properties in fiscal 2022 for $1,266,046.  The Company also recorded an increase in project expenditures from $84,622 to $415,140 as a result of a one time commitment fee of $379,000, as well as costs incurred to identify and perform due diligence on potential oil and gas acquisitions.  All other operating expenses were consistent to prior year as the Company focused its current year operations on maintaining and operating its existing line of oil and gas properties whereas fiscal 2022 involved more acquisitions of oil and gas properties as the Company was building up its portfolio.

Net loss for the year ended April 30, 2023 was $1,774,179 as compared with $3,422,146 during the year ended April 30, 2022.  In addition to the effects of the increase in royalty revenues combined with the decrease in operating expenses, the Company saw a decline in interest and finance charges from $236,748 in fiscal 2022 to $153,892 in fiscal 2023.  Furthermore, the Company incurred a one-time commitment fee of $40,000 in fiscal 2022 was not incurred in the current year.

For the year ended April 30, 2023, the Company recorded a loss per share of $0.00 which is consistent with the year ended April 30, 2022.

Liquidity and Capital Resources

As of April 30, 2023, the Company had cash of $25,836 and total assets of $4,160,238 compared to cash of $141,206 and total assets of $5,085,057 as at April 30, 2022.  The decrease in cash is based on the fact that, although revenues and operating cash flows have improved from the prior year, the Company continues to rely on proceeds from financing activities to support its ongoing expenditures.  In addition to the decrease in cash, the overall decrease in total assets is based on the decrease in oil and natural gas properties of $619,634 due primarily to depletion of the carrying value based on the royalty incomes generated by the Company’s assets.

As of April 30, 2023, the Company had total liabilities of $1,839,182 compared with total liabilities of $1,474,482 as at April 30, 2022. The increase in total liabilities is based on $260,855 of carrying value for a convertible note payable that was issued during the year for proceeds of $410,000, of which $217,159 has been repaid as at April 30, 2023, and $42,000 of amounts owing to the CEO of the Company.  Furthermore, the Company had an increase in accounts payable and accrued liabilities of $118,736 which is due to timing differences between the receipt of expenditures and the cash payment of day-to-day operating expenses incurred by the Company, and was offset by a decrease in the carrying value of the lease liability of $56,891, which is due to expire in fiscal 2024.  The Company has not yet finalized a renewal of the current lease terms of its head office.

As of April 30, 2023, the Company had a working capital deficit of $1,741,434 compared with a working capital deficit of $1,157,272 as of April 30, 2022.  The increase in the working capital deficit from prior year was attributed the use of short-term financing to continue to sustain the operations of the Company.

During the year ended April 30, 2023, the Company issued 350,111,699 common shares with a fair value of $350,112 upon the conversion of 581 Series C preferred stock in addition to the issuance of 13,600,000 common shares with a fair value of $98,660 for services incurred to a third-party consultant.  Furthermore, the Company issued 386 Series C preferred stock for $386,000.

Cash Flows from Operating Activities

During the year ended April 30, 2023, the Company used $872,226 of cash for operating activities compared with $1,150,005 of cash for operating activities during the year ended April 30, 2022. The decrease in cash used for operating activities represents the fact that the Company’s portfolio of oil and gas assets generated an increase in revenues from fiscal 2022 which helped with the Company’s overall operating cash shortfall.

Cash Flows from Investing Activities

During the year ended April 30, 2023, the Company received $148,015 of cash for investing activities compared to the incurrence of $5,679,020 from investing activities during the year ended April 30, 2022.  During fiscal 2022, the Company’s focus was on acquisition of oil and gas assets and properties to build up its portfolio, while the current year focus was on maintaining and deriving revenues from its previously acquired oil and gas assets.  Furthermore, during fiscal 2023, the Company sold one property for proceeds of $175,000.

Cash Flows from Financing Activities

During the year ended April 30, 2023, the Company received $608,841 of proceeds from financing activities compared to proceeds of $4,882,334 during the year ended April 30, 2022.  The decrease in proceeds from financing activities was based on the fact that the Company closed a private placement financing of common shares in fiscal 2022 for $3,920,500 less share issuance costs of $33,166, which was not replicated during fiscal 2023.  Furthermore, the Company received $374,000 from issuance of Series C preferred shares compared to $1,000,000 received from Series C preferred shares during fiscal 2022.  The decreases were offset by loan proceeds of $452,000 received during fiscal 2023 which was offset by loan repayments of $217,159.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended April 30, 2023, the Company incurred a net loss of $1,774,179 and used cash of $872,226 for operating activities.  As at April 30, 2023, the Company had a working capital deficit of $1,741,434 and an accumulated deficit of $16,033,070. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERDE BIO HOLDINGS, INC.

Consolidated Financial Statements

For the Years Ended April 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Verde Bio Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Bio Holdings, Inc. (“the Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Oil and Gas Properties Impacted by the Company’s Estimation of Proved Reserves

As of April 30, 2023, the Company’s oil and gas properties totaled $1,318,506. As more fully described in Note 2 to the consolidated financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to assess its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future net revenue, management engaged a third-party reserve engineer specialist who made significant estimates and assumptions including forecasting the production decline rate of producing properties. The estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of potential impairment assessment. We identified the estimation of proved reserves of oil and gas properties and related impairment as a critical audit matter.

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

oCompared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year; and

oTested the working and net revenue interests used in the reserve report by inspecting land and division order records.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2012.

Draper, UT

PCAOB ID: 3627

August 1, 2023

VERDE BIO HOLDINGS INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	April 30, 2023 $	April 30, 2022 $

ASSETS

Current Assets

Cash	25,836	141,206
Accounts receivable	71,912	125,828
Prepaid expenses	-	28,839

Total current assets	97,748	295,873

Non-current assets
Right-of-use operating lease asset	19,861	72,323
Property and equipment, net	2,724,123	2,778,721
Oil and natural gas properties, net based on the full cost method of accounting	1,318,506	1,938,140

Total assets	4,160,238	5,085,057

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	286,972	168,236
Convertible notes payable	260,855	-
Due to related party	42,000	-
Current portion of operating lease liability	21,337	56,891
Warrant liabilities	1,228,018	1,228,018

Total Current Liabilities	1,839,182	1,453,145

Non-current portion of operating lease liability	-	21,337

Total Liabilities	1,839,182	1,474,482

TEMPORARY EQUITY

Series C Preferred Stock Designated: 7,600, par value of $0.001 per share Issued and outstanding: 845 and 1,040 shares, respectively	1	1

Series C accrued dividends	109,372	20,308

Total Temporary Equity	109,373	20,309

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,543,077,167 and 1,179,365,468 common shares, respectively	1,543,078	1,179,366

Common stock issuable		–
Additional paid-in capital	16,701,175	16,669,291
Accumulated deficit	(16,033,070)	(14,258,891)

Total Stockholders’ Equity	2,211,683	3,590,266

Total Liabilities and Stockholders’ Equity	4,160,238	5,085,057

VERDE BIO HOLDINGS INC.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended April 30, 2023 $	Year ended April 30, 2022 $

Revenue

Mineral property and royalty revenues	926,099	719,998

Operating Expenses

Consulting fees	358,095	381,578
Depletion expense	464,634	565,726
General and administrative	1,056,638	1,321,884
Impairment of oil and gas properties	-	1,266,046
Depreciation expense	61,583	25,874
Professional fees	209,935	224,388
Project expenditures	415,140	84,622

Total Operating Expenses	2,566,025	3,870,118

Net Operating Loss	(1,639,926)	(3,150,120)

Other Income (Expenses)

Commitment fees	-	(40,000)
Finance charges	(88,014)	(236,748)
Gain on extinguishment of debt	-	4,722
Interest expense	(65,878)	-
Other revenue	19,639	-

Total Other Income (Expenses)	(134,253)	(272,026)

Net Loss and Comprehensive Loss	(1,774,179)	(3,422,146)

Series C Preferred Stock Dividends	(89,064)	(20,308)

Net Loss to Common Shareholders	(1,863,243)	(3,442,454)
Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,345,906,460	1,139,422,973

VERDE BIO HOLDINGS INC.

Consolidated Statement of Stockholder’s Equity

(Expressed in US dollars)

					Common	Additional
	Series A Preferred		Common Stock		Stock	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Issuable	Capital	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – April 30, 2021	500,000	500	683,084,699	683,085	676,250	12,132,666	(10,836,745)	2,655,756

Common shares issued upon conversion of notes payable	-	-	6,500,000	6,500	(81,250)	74,750	-	-
Common shares issued for services	-	-	19,200,000	19,200	-	175,490	-	194,690
Common shares issued/issuable for cash	-	-	451,550,000	451,550	(595,000)	4,063,950	-	3,920,500
	–	–	–	–	–
Common shares issued for conversion of Series A preferred shares	-	-	15,030,769	15,031	-	199,909	-	214,940
Common shares issued for commitment fee	-	-				40,000		40,000
Series C preferred stock dividend	-	-	-	-	-	(20,308)	-	(20,308)
Common shares issued to settle accounts payable	-	-	4,000,000	4,000	-	36,000	-	40,000
Share issuance cost	-	-	-	-	-	(33,166)	-	(33,166)
Net loss for the year	-	-	-	-	-	-	(3,422,146)	(3,422,146)

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	-	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-			-	12,000	-	12,000
Common shares issued for conversion of Series C preferred stock	-	-	350,111,699	350,112	-	(350,112)	-	-
Common shares issued for services	-	-	13,600,000	13,600	-	85,060	-	98,660
Series C preferred stock issued for cash	-	-	-	-	-	374,000	-	374,000
Series C preferred stock dividend	-	-	-	-	-	(89,064)	-	(89,064)
Net loss for the period	-	-	-	-	-	-	(1,774,179)	(1,774,179)

Balance – April 30, 2023	500,000	500	1,543,077,167	1,543,078	-	16,701,175	(16,033,070)	2,211,683

VERDE BIO HOLDINGS INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended April 30, 2023 $	Year ended April 30, 2022 $

Operating Activities

Net loss	(1,774,179)	(3,422,146)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	52,462	43,155
Depletion expense	464,634	565,726
Depreciation expense	61,583	25,874
Finance costs related to Series C preferred stock	-	228,019
Impairment loss on oil and gas properties	-	1,266,046
Gain on settlement of debt	-	(4,722)
Original issuance discount	68,014	-
Shares issued for commitment fee	12,000	40,000
Shares issued for services	98,660	194,690

Changes in operating assets and liabilities:
Accounts receivable	53,916	(39,084)
Prepaid expenses	28,839	3,553
Accounts payable and accrued liabilities	118,736	(3,533)
Operating lease liability	(56,891)	(47,583)

Net Cash Used In Operating Activities	(872,226)	(1,150,005)

Investing Activities
Acquisition of property and equipment	(6,985)	(2,874,425)
Acquisition of oil and gas property	(20,000)	(2,804,595)
Proceeds from sale of oil and gas properties	175,000	-

Net Cash Used In Investing Activities	148,015	(5,679,020)

Financing Activities
Proceeds from issuance of common stock		3,920,500
Proceeds from issuance of Series C preferred stock	374,000	1,000,000
Proceeds from related party loans	42,000	-
Proceeds from loans payable	410,000	-
Share issuance costs	-	(33,166)
Repayment of convertible debenture	(217,159)	(5,000)

Net Cash Provided by Financing Activities	608,841	4,882,334

Net change in cash	(115,370)	(1,946,691)

Cash – Beginning of Period	141,206	2,087,897

Cash – End of Period	25,836	141,206

Supplemental disclosures
Interest paid	26,056	-
Income tax paid	-	-

Non-cash investing and financing activities
Common stock issued for conversion of convertible debentures	-	81,250
Common stock issued for conversion of Series B preferred stock	-	214,940
Common stock issued for settlement of accounts payable	-	40,000
Series C preferred stock accrued dividend	89,064	20,308
Common stock issued for conversion of Series C preferred stock	350,112	-

VERDE BIO HOLDINGS, INC.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended April 30, 2023, the Company incurred a net loss of $1,774,179 and used cash of $872,226 for operating activities. As at April 30, 2023, the Company had a working capital deficit of $1,741,434 and an accumulated deficit of $16,033,070.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(c)  Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company’s cash and cash equivalents are covered by FDIC deposit insurance for up to $250,000.  As at April 30, 2023 and 2022, the Company had no items representing cash equivalents.

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

(e)  Long-Lived Assets

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

(f)  Property and Equipment

Property and equipment is comprised of land, equipment, vehicles, and leasehold improvements and are measured at cost less accumulated depreciation and impairment losses.  Property and equipment are depreciated on a straight-line basis over their expected useful life, with the exception of land which has an unlimited useful life, as follows:

Vehicles	5 years
Equipment	5 years
Leasehold improvements	5 years

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(g)  Royalty Interest in Oil and Gas Properties

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

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties less related income tax effects (the ceiling limitation). A ceiling limitation is calculated at each reporting period. If total capitalized costs, net of accumulated DD&A and related deferred income taxes are greater than the ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date. The ceiling limitation calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended April 30, 2023, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. If applicable, these net wellhead prices would be further adjusted to include the effects of any fixed price arrangements for the sale of oil and natural gas.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(h)  Leases

Right-of-Use Asset/Operating Lease

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

Operating Lease Liability

At the commencement date of the lease, the Company recognizes the operating lease liability as measured by the present value of the lease payments over the term of the lease. Fixed lease payments are included in the present value calculation and variable lease payments are expensed as they are incurred. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term.

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

(i)  Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2023, the Company had 984,228,889 (2022 – 143,609,408) potentially dilutive common shares outstanding.

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

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(j)  Fair Value Measurements (continued)

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended April 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(k)  Revenue Recognition

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

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(k)  Revenue Recognition (continued)

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s interest. The Company records the differences between its estimates and the actual amounts received for royalties in the quarter that payment is received from the producer. Identified differences between the Company’s revenue estimates and actual revenue received historically have not been significant. For the years ended April 30, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil and gas contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

During the year ended April 30, 2023, the Company earned $926,099 (2022 - $719,998) of royalty interest related to its oil and gas properties.  The amounts earned are estimated based on the receipt of the operator’s statements which is on the production statements for each property.

(l)  Stock-based Compensation

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

(m)  Income Taxes

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

As of April 30, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.Summary of Significant Accounting Policies (continued)

(m)  Income Taxes (continued)

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

(n)  Recent Accounting Pronouncements

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

	April 30, 2023	April 30, 2022
	$	$

Components of lease expense were as follows:

Operating lease cost	52,462	43,155

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	66,430	66,430

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.Right-of-Use Asset and Lease Liability (continued)

	April 30, 2023	April 30, 2022
Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	19,861	72,323

Operating lease liabilities	21,337	78,228

Weighted Average Remaining Lease Term

Operating leases	0.41 years	1.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2023	-	66,430
2024	22,143	22,143

Total lease payments	22,143	88,573
Less: imputed interest	(806)	(10,345)

Total	21,337	78,228

4.Royalty Interests in Oil and Gas Properties

	2023 $	2022 $

Opening balance	1,938,140	895,487

Acquisition and exploration cost	20,000	2,874,425
Disposal of mineral property	(175,000)	-
Depletion and impairment expense	(464,634)	(1,831,772)

Closing balance	1,318,506	1,938,140

Year ended April 30, 2023

On August 3, 2022, the Company signed a purchase and sale agreement for 100% of the working interests working subject to an 80% NRI, to certain properties located in Jack County, Texas for cash consideration of $20,000.

On December 9, 2022, The Company signed purchase and sale agreement to dispose of 100% of Verde’s of mineral interests to certain properties located in Adams County, Colorado for cash consideration of $175,000.

Year ended April 30, 2022

On May 4, 2021, the Company signed a purchase and sale agreement to acquire certain mineral interests located in Laramie County, Wyoming for cash consideration of $431,245.

On May 13, 2021, the Company signed a purchase and sale agreement to acquire mineral interests to certain properties located in Colorado and Ohio for cash consideration of $1,100,000.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

On July 16, 2021, the Company signed a purchase and sale agreement to acquire mineral interests to certain properties located in Bienville, Louisiana for cash consideration of $800,000.

On December 9, 2021, the Company acquired certain mineral interests in properties located in Belmont County, Ohio for cash consideration of $175,000.

On February 8, 2022, the Company acquired certain mineral interests in properties located Howard County, Texas for cash consideration of $340,000.

On February 15, 2022, the Company acquired certain mineral  interests in properties located in Woods County, Oklahoma for cash consideration of $28,000.

In each of the above deals, different amount of interests were acquired. These interests range anywhere from approximately 0.0003% to 1.68%.

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2022	2,501,924	125,595	36,195	140,881	2,804,595

Additions	-	-	6,985	-	6,985

Balance, April 30, 2023	2,501,924	125,595	43,180	140,881	2,811,580

5.Property and Equipment (continued)

Accumulated depreciation

Balance, April 30, 2022	-	12,559	6,271	7,044	25,874

Additions	-	25,120	8,287	28,176	61,583

Balance, April 30, 2023	-	37,679	14,558	35,220	87,457

Balance, April 30, 2022	2,501,924	113,036	29,924	133,837	2,778,721
Balance, April 30, 2023	2,501,924	87,916	28,622	105,661	2,724,123

6.  Convertible Loans

On June 3, 2022, the Company entered into a convertible loan agreement with an arms-length party for $200,200 net of original issuance discount of $21,450 and legal fees of $3,750.  Under the terms of the agreement, the Company incurred a one-time interest charge of $24,024 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $22,422 commencing in July 2022. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the year ended April 30, 2023, the Company repaid the totality of the convertible loan principal and interest balances.

On January 9, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250. Under the terms of the agreement, the Company incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. If the Company defaults

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the year ended April 30, 2023, the Company repaid a total of $16,119 on the convertible loan, comprised of $14,392 of principal and $1,727 of accrued interest As of April 30, 2023, $57,568 of loan payable balance and $6,908 of accrued interest remain outstanding.

On March 2, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672.  Under the terms of the agreement, the Company incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the year ended April 30, 2023, the Company repaid a total of $25,298 on the convertible loan, comprised of $22,587 of principal and $2,711 of accrued interest. As of April 30, 2023, $203,287 of loan payable balance and $24,393 of accrued interest remain outstanding.

7.  Loans Payable

As of April 30, 2023, the Company owed $42,000 (2022 - $nil) to the President and Director of the Company which is non-interest bearing, unsecured, and due on demand.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.Related Party Transactions

During the year ended April 30, 2023, the Company repaid $40,000 (2022 - $nil) for accrued management and consulting fees to the President and Director of the Company.

9.Common Shares

Authorized:5,000,000,000 common shares with a par value of $0.001 per share.

Year ended April 30, 2023

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

On August 18, 2022, the Company issued 2,222,223 common shares pursuant to the conversion of 35 shares of Series C preferred stock.

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

On January 9, 2023, the Company issued 17,142,858 common shares pursuant to the conversion of 18 shares of Series C preferred stock.

On January 19, 2023, the Company issued 34,782,609 common shares pursuant to the conversion of 30 shares of Series C preferred stock.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

9.Common Shares (continued)

Year ended April 30, 2023 (continued)

On February 10, 2023, the Company issued 46,666,667 common shares pursuant to the conversion of 35 shares of Series C preferred stock.

On April 4, 2023, the Company issued 72,888,889 common shares pursuant to the conversion of 41 shares of Series C preferred stock.

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

On May 13, 2021, the Company issued 15,030,769 common shares pursuant to the conversion of 195,400 shares of Series B convertible preferred stock.  Refer to Note 9.

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

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

9.Common Shares (continued)

Year ended April 30, 2022 (continued)

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

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the year ended April 30, 2023, the Company issued 350,111,699 common shares upon the conversion of 581 Series C preferred stock. During the year ended April 30, 2023, the Company issued 150 Series C preferred stock for 143,000, net of issuance and transaction costs of $7,000. As at April 30, 2023, 609 (April 30, 2022 – 1,040) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  During the year ended April 30, 2023, the Company issued 236 Series C preferred stock for proceeds of $231,000 net of issuance and transaction costs of $5,000.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity. As at April 30, 2023, the Company had 845 (April 30, 2022 – 1,040) shares of Series C stock with a carrying value of $1 (April 30, 2022 - $1) and recorded accrued dividend payable of $109,372 (April 30, 2022 - $20,308) which is included in temporary equity and offset against additional paid in capital.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.Preferred Shares (continued)

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

11.  Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2022 and 2023	125,043,566	0.01

Additional information regarding share purchase warrants as of April 30, 2023 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	3.7

12.  Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor agreed to invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. The purchase of the shares are subject to a “put” option held by the Company.  As at April 30, 2023 and April 30, 2022, no common shares have been sold pursuant to the equity financing agreement.

During the year ended April 30, 2023, the Company recorded $90,000 as accrued liabilities with respect to SEC penalties imposed on the Company with respect to issuance of additional common shares not covered by a registration statement.  The amounts were paid subsequent to April 30, 2023.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

13. Income Taxes

The Company has $10,969,875 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes for the year ended April 30, 2023 and 2022 as a result of the following:

	2023 $	2022 $

Net loss before taxes	(1,774,179)	(3,422,146)
Statutory rate	21%	21%

Computed expected tax recovery	(372,577)	(718,651)
Permanent differences and other	-	(991)
Change in valuation allowance	372,577	719,642

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities as at April 30, 2023 and 2022 after applying enacted corporate income tax rates are as follows:

	2023 $	2022 $

Net operating losses carried forward	2,301,574	1,928,996

Total gross deferred income tax assets	2,301,574	1,928,996
Valuation allowance	(2,301,574)	(1,928,996)

Net deferred tax asset	-	-

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2023 and 2022, the Company has no uncertain tax positions.

14.  Reserve and Related Financial Data - unaudited

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

The reserves as at April 30, 2023 presented below were audited by MIRE Petroleum Consultants.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.  The reserves are located in various fields located in the states of Oklahoma, Louisiana, West Virginia, Colorado, Texas, North Dakota, and Wyoming.  All of the proved reserves are located in the continental United States.

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.  Reserve and Related Financial Data – unaudited (continued)

	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total (kBoe)

Proved reserves, April 30, 2021	28,606	422,146	98,964

Acquisition	3,668	42,705	10,785
Production	(5,134)	(117,911)	(24,786)

Proved reserves, April 30, 2022	27,140	346,940	84,963

Acquisition	2,921	109,396	21,154
Production	(3,471)	(141,136)	(26,994)

Proved reserves, April 30, 2023	26,590	315,200	79,123

Proved developed reserve quantities	26,590	315,200	79,123
Proved undeveloped reserve quantities	11,550	56,650	20,992

Total developed and undeveloped reserves	38,140	371,850	100,115

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

The following table sets forth the discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as at April 30, 2023 based on the standardized measure prescribed in ASC Topic 932:

	April 30, 2023 $	April 30, 2022 $

Future cash inflows	4,538,300	3,979,200
Future income tax expense	(406,100)	(397,700)

Future net cash flows	4,132,200	3,581,500
10% annual discount	(1,801,400)	(1,441,700)

Standardized measure of discounted future net cash flows	2,330,800	2,139,800

VERDE BIO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

14.  Reserve and Related Financial Data – unaudited (continued)

The following prices were used in the determination of the standardized measure:

	April 30, 2023 $	April 30, 2022 $

Oil (per Bbl)	89.00	76.11
Natural Gas (per Mcf)	5.67	4.14

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	April 30, 2023 $	April 30, 2022 $

Standardized measure of discounted future net cash flows, beginning of period	2,139,800	2,347,800
Purchase of minerals and reserves in place
Timing difference and other	191,000	(208,000)

Standardized measure of discounted future net cash flows, end of period	2,330,800	2,139,800

15.  Subsequent Events

(a)On May 1, 2023, the Company issued 12 shares of its Series C preferred stock for proceeds of $11,000.

(b)On May 10, 2023, the Company received a loan of $525,000 from the President and Director of the Company which is non-interest bearing, unsecured, and due on demand.

(c)On May 12, 2023, the Company repaid in full both of its remaining outstanding convertible debentures.

(d)On May 23, 2023, the Company issued 70,000,000 common shares with a fair value of $25,200 relating to the conversion of 21 shares of Series C preferred stock.

(e)On June 1, 2023, the Company sold its’ 55% right, title and interest to certain oil and gas properties located in Desoto Parish, Belmont County, and Laramie County for proceeds of $398,750.

(f)On July 10, 2023, the Company issued 70,000,000 common shares with a fair value of $35,000 for the conversion of 21 shares of Series C preferred stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2023 using the criteria established in " Internal Control - Integrated Framework - 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2023 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.     We did not maintain appropriate cash controls – As of April 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.     We did not implement appropriate information technology controls – As of April 30, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting were not effective as of April 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Scott Cox	51	Director, Chief Executive Officer, Secretary	2019(1)

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended April 30, 2023 and 2022:

Summary Compensation Table

Officer/ Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Cox (Director, President Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer)	2022	180,000	190,000	-0-	-0-	-0-	-0-	-0-	$370,000
	2023	185,000	40,000	-0-	-0-	-0-	-0-	-0-	$225,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock and preferred stock owned beneficially as of July 29, 2023 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock and preferred stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  As of July 29, 2023, we had 1,277,573,921 shares of common stock and 500,000 shares of convertible Series A preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Scott Cox(3) PO Box 67 Jacksboro Texas 76458	22,000,000	1.31%
	All Officers and Directors as a Group	22,000,000	1.31%
Series A Preferred Stock	Scott Cox(3) PO Box 67 Jacksboro Texas 76458	500,000	100%
	All Officers and Directors as a Group (1 Person)	500,000	100%

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

(2)Based on 1,683,077,167.00  issued and outstanding shares of common stock and 500,000 shares of Series A Preferred stock as of July 29, 2027.

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

•Obtaining disinterested directors consent; and

•Obtaining shareholder consent where required.

Please refer to Note 5 of the Financial Statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2023		Year Ended April 30, 2022
Audit fees		$69,500		$60,300
Audit-related fees		$5,005		$7,519
Tax fees		$2,470		$4,470
All other fees	$		$
Total		$76,975		$72,289

Audit Fees

During the fiscal year ended April 30, 2023, we incurred approximately $69,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2023.

During the fiscal year ended April 30, 2022, we incurred approximately $60,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended April 30, 2022.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2023 and 2022 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1)) of Schedule 14A was $5,005 and $7,519, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2023 and 2022 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $2,470 and $4,470, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2023 and 2022 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively for assistance with the preparation of our financial statements.

PART IV

ITEM 15.   EXHIBITS.

(a)           Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed previously
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.2	Consent of Mire Petroleum **	Filed herewith
10.3	Reserve Report**	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VERDE BIO HOLDINGS, INC.

Dated: August 1, 2023	/s/ Scott Cox
By: Scott Cox
Its: Chief Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 1, 2023	/s/ Scott Cox
By: Scott Cox, Director