Form 10-Q
period 2023-07-31
VERDE BIO HOLDINGS, INC.
filed 2023-09-19
CIK 1490054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

☐ Yes [X] No

As of September 19, 2023, there were 1,755,077,167 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2023 and 2022

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	July 31, 2023 $	April 30, 2023 $
	(unaudited)
ASSETS

Current Assets

Cash	200,265	25,836
Accounts receivable	66,502	71,912
Prepaid expenses	27,984	-

Total current assets	294,751	97,748

Non-current assets
Right-of-use operating lease asset	5,085	19,861
Property and equipment, net	2,708,641	2,724,123
Oil and natural gas properties, net based on the full cost method of accounting	932,554	1,318,506

Total assets	3,941,031	4,160,238

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	166,300	286,972
Convertible notes payable	-	260,855
Due to related party	525,000	42,000
Current portion of operating lease liability	5,454	21,337
Warrant liabilities	1,228,018	1,228,018

Total Liabilities	1,924,772	1,839,182

TEMPORARY EQUITY

Series C Preferred Stock: Designated: 7,600 shares, par value of $0.001 per share Issued and outstanding: 815 and 845 shares, respectively	1	1

Series C accrued dividends	129,223	109,372

Total Temporary Equity	129,223	109,372

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common Stock Authorized –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,683,077,167 and 1,543,077,167 common shares, respectively	1,683,078	1,543,078

Additional paid-in capital	16,553,323	16,701,175
Accumulated deficit	(16,349,866)	(16,033,070)

Total Stockholders’ Equity	1,887,035	2,211,683

Total Liabilities and Stockholders’ Equity	3,941,031	4,160,238

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended July 31, 2023 $	Three months ended July 31, 2022 $

Revenue

Mineral property and royalty revenues	75,694	209,910

Operating Expenses

Consulting fees	85,243	167,498
Depletion expense	56,083	145,121
Depreciation expense	15,482	15,134
General and administrative	157,632	469,623
Professional fees	81,626	87,967
Project expenditures	6,581	23,028

Total Operating Expenses	402,647	908,371

Net Operating Loss	(326,953)	(698,461)

Other Income (Expenses)

Finance charges	(1,000)	(38,200)
Interest expense	(728)	(27,347)
Other revenue	11,885	-

Total Other Income (Expenses)	10,157	(65,547)

Net Loss	(316,796)	(764,008)
Series C Preferred Stock Dividends	(19,852)	(22,609)
Net Loss to Common Shareholders	(336,648)	(786,617)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,611,555,428	1,225,012,371

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three months ended July 31, 2023 and 2022

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2023	500,000	500	1,543,077,167	1,543,078	16,701,175	(16,033,070)	2,211,683

Series C preferred stock issued for commitment fee	-	-	-	-	1,000	-	1,000
Common shares issued for conversion of Series C preferred stock	-	-	140,000,000	140,000	(140,000)	-	-
Series C preferred stock issued for cash	-	-	-	-	11,000	-	11,000
Series C preferred stock dividend	-	-	-	-	(19,852)	-	(19,852)
Net loss for the period	-	-	-	-	-	(316,796)	(316,796)

Balance – July 31, 2023	500,000	500	1,683,077,167	1,683,078	16,553,323	(16,349,866)	1,887,035

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-	-	-	4,000	-	4,000
Common shares issued for conversion of Series C preferred stock	-	-	84,908,453	84,908	(84,907)	-	1
Common shares issued for services	-	-	13,300,000	13,300	84,710	-	98,010
Series C preferred stock issued for cash	-	-	-	-	231,999	-	231,999
Series C preferred stock dividend	-	-	-	-	(22,609)	-	(22,609)
Net loss for the period	-	-	-	-	-	(764,008)	(764,008)

Balance – July 31, 2022	500,000	500	1,277,573,921	1,277,574	16,882,484	(15,022,899)	3,137,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	Three months ended July 31, 2023 $	Three months ended July 31, 2022 $

Operating Activities

Net loss for the period	(316,796)	(764,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	14,776	12,177
Common stock issued for services	-	98,010
Depreciation expense	15,482	15,134
Depletion expense	56,083	145,121
Original issuance discount and transaction fees on financing	-	38,200
Shares issued for commitment fee	1,000	4,000

Changes in operating assets and liabilities:
Accounts receivable	5,410	(17,927)
Prepaid expenses	(27,984)	11,362
Accounts payable and accrued liabilities	(120,673)	44,104
Operating lease liability	(15,883)	(13,284)

Net Cash Used In Operating Activities	(388,585)	(427,111)

Investing Activities
Acquisition of oil and gas properties	(68,881)	-
Acquisition of property and equipment	-	(6,985)
Proceeds from sale of oil and gas properties	398,750	-

Net Cash Provided By (Used In) Investing Activities	329,869	(6,985)

Financing Activities
Proceeds from convertible debenture	-	175,000
Proceeds from issuance of Series C preferred stock	11,000	219,000
Repayment of convertible debenture	(260,855)	-
Repayment of related party loan	(42,000)	-
Proceeds from related party loans	525,000	-

Net Cash Provided by Financing Activities	233,145	394,000

Change in Cash	174,429	(40,096)

Cash – Beginning of Period	25,836	141,206

Cash – End of Period	200,265	101,110

Non-cash investing and financing activities
Original issuance discount on convertible loan	-	21,450
Legal and transaction fees applied against proceeds of convertible loan	-	3,750
Legal and transaction fees applied against proceeds of Series C preferred stock	1,000	13,000
Series C preferred stock accrued dividend	19,852	22,609

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2023, the Company incurred a net loss of $316,796 and used cash of $388,585 for operating activities.  As at July 31, 2023, the Company had a working capital deficit of $1,630,021 and an accumulated deficit of $16,349,866. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. The Company will continue to rely on equity sales of its common shares in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2023. These condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of July 31, 2023, the Company had 127,312,455 (April 30, 2023 – 984,228,889) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended July 31, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

On March 11, 2023, the Company entered into a sublease agreement with a sublandlord regarding its office at 5750 Genesis Court, Suite 220, Frisco, Texas 75036. The agreement was treated as an operating lease in accordance with ASC 842, Lease, which resulted in initial recognition of right-of-use asset and lease liability of $122,120. The incremental borrowing rate used in the calculation is 18%.

	July 31, 2023	April 30, 2023
	$	$

Components of lease expense were as follows:

Operating lease cost	14,776	52,462

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	16,607	66,430

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	5,085	19,861

Operating lease liabilities	5,454	21,337

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	July 31, 2023	April 30, 2023
Weighted Average Remaining Lease Term

Operating leases	0.16 years	0.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases
2023	-	-
2024	5,538	22,143

Total lease payments	5,538	22,143
Less: imputed interest	(84)	(806)

Total	5,454	21,337

4.Royalty Interests in Oil and Gas Properties

$
Balance, April 30, 2023	1,318,506

Acquisition and exploration cost	68,881
Disposal of mineral property	(398,750)
Depletion expense	(56,083)

Balance, July 31, 2023	932,554

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2023	2,501,924	125,595	43,180	140,881	2,811,580

Additions	-	-	-	-	-

Balance, July 31, 2023	2,501,924	125,595	43,180	140,881	2,811,580

Accumulated depreciation

Balance, April 30, 2023	-	37,679	14,558	35,220	87,457

Additions	-	6,279	2,159	7,044	15,482

Balance, July 31, 2023	-	43,958	16,717	42,264	102,939

Balance, April 30, 2023	2,501,924	87,916	28,622	105,661	2,724,123
Balance, July 31, 2023	2,501,924	81,637	26,463	98,617	2,708,641

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Loan

On January 9, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250.  Under the terms of the agreement, the Company incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended July 31, 2023, the Company repaid the totality of the convertible loan principal and interest balances.

On March 2, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672.  Under the terms of the agreement, the Company incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended July 31, 2023, the Company repaid the totality of the convertible loan principal and interest balances.

7.Related Party Transactions

(a)As of July 31, 2023, the Company owed $525,000 (April 30, 2023 - $42,000) to the President and Director of the Company which is non-interest bearing, unsecured, and due on demand. During the period ended July 31, 2023, the Company received an additional $525,000 and repaid $42,000 with the President and Director of the Company.

8.Common Shares

Authorized:5,000,000,000 common shares with a par value of $0.001 per share.

During the period ended July 31, 2023, the Company issued 140,000,000 common shares pursuant to the conversion of 42 shares of Series C preferred stock.

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

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion form the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the period ended July 31, 2023, the Company issued 140,000,000 common shares upon the conversion of 42 Series C preferred stock. During the period ended July 31, 2023, the Company issued 12 Series C preferred stock for $11,000, net of issuance and transaction costs of $1,000. As at July 31, 2023, 579 (April 30, 2023 – 609) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

9.Preferred Shares (continued)

Convertible Preferred Series C stock (continued)

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  As at July 31, 2023, 236 (April 30, 2023 – 236) shares of Series C preferred stock remained unpurchased and outstanding under the May Agreement.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at July 31, 2023, the Company had 815 (April 30, 2023 – 845) shares of Series C stock with a carrying value of $1 (April 30, 2023 - $1) and recorded accrued dividend payable of $129,223 (April 30, 2023 - $109,372) which is included in temporary equity and offset against additional paid in capital.

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

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2023 and July 31, 2023	125,043,566	0.01

Additional information regarding share purchase warrants as of July 31, 2023 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	3.4

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. As of July 31, 2023 and April 30, 2023, no common shares have been sold pursuant to the equity financing agreement.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

12.Subsequent Event

(a)On September 12, 2023, the Company issued 72,000,000 common shares with a fair value of $32,400 pursuant to the conversion of 27 shares of Series C preferred stock.

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

RESULTS OF OPERATIONS

Working Capital

	July 31, 2023	April 30, 2023
	$	$
	(unaudited)
Current Assets	294,751	97,748
Current Liabilities	1,924,772	1,839,182
Working Capital Deficit	(1,630,021)	(1,741,434)

Cash Flows

	July 31, 2023	July 31, 2022
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(388,585)	(427,111)
Cash Flows provided by (used in) Investing Activities	329,869	(6,985)
Cash Flows provided by Financing Activities	233,145	394,000
Net increase (decrease) in Cash During Period	174,429	(40,096)

Operating Revenues

During the three months ended July 31, 2023, the Company earned royalty revenues of $75,694 compared to royalty revenues of $209,910 for the three months ended July 31, 2022.  The revenue is derived from its interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices, as well as the sale of an oil and gas property for proceeds of $398,750.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $56,083 during the three months ended July 31, 2023 compared to depletion expense of $145,121 during the period ended July 31, 2022 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Operating Expenses and Net Loss

During the three months ended July 31, 2023, the Company incurred operating expenses of $402,647 compared to operating expenses of $908,371 during the three months ended July 31, 2022.  The decrease in operating expenses was due to an overall decrease in operating activities for the current year compared to prior year due to lower oil and gas prices, as highlighted by a decline of $311,991 in general and administrative costs, $82,255 decrease in consulting expenses, and $16,447 decrease in project expenditures as the Company incurred less costs in analyzing new potential acquisitions.  The Company also saw a decrease in depletion expense of $89,038 due in part to an overall decrease in production, which also resulted in a comparable decrease in royalty revenues earned by the Company.

Net loss for the three months ended July 31, 2023 was $316,796 compared to a net loss of $764,008 during the three months ended July 31, 2022.  In addition to revenues and operating expenses, the Company recognized other income of $11,885 relating to sublease revenues.  In the prior year, the Company incurred financing costs of $38,200 related to issuance discounts and legal and transaction fees related to a new convertible loan agreement for $200,200 and a new agreement signed in May 2022 for additional issuances of up to 250 Series C preferred shares.  Furthermore, the Company incurred $27,347 of interest expense, which included $24,024 of interest expense on a one-time interest charge relating to the new convertible loan agreement.

For the three months ended July 31, 2023 and 2022, the Company recorded a basic and diluted loss per share of $0.00.

Liquidity and Capital Resources

As at July 31, 2023, the Company had cash of $200,265 and total assets of $3,941,031 compared to cash of $25,836 and total assets of $4,160,238 as at April 30, 2023.  Overall, the Company saw an increase in cash due to the proceeds received from the sale of the interests in Louisiana for $398,750, of which partial proceeds were used for operating activities during the period.  The decrease in the overall assets of the Company was a result of the sale of capitalized oil and gas properties of $398,750.

The Company had total liabilities of $1,924,772 as at July 31, 2023 compared to $1,839,182 as at April 30, 2023.  The increase in liabilities was due to an increase of $483,000 relating to the net increase in proceeds from a related party to support ongoing operations offset by a decrease of $260,855 for the repayment of the carrying value of outstanding convertible notes payable, and a decrease in accounts payable and accrued liabilities of $120,672 related to the proceeds from the sale of the Louisiana property that was used to settle outstanding trade payables during the period.

As of July 31, 2023, the Company had a working capital deficit of $1,630,021 compared to a working capital deficit of $1,741,434 as at April 30, 2023.  The decrease in the working capital deficit was due to the proceeds received from the sale of the Louisiana oil and gas properties for $398,750, of which a portion of the cash from the sale of the properties were still retained in the Company as at July 31, 2023.

As at July 31, 2023, the Company had 815 shares of Series C preferred stock outstanding compared to 845 shares of Series C preferred stock outstanding at April 30, 2023.  During the period ended July 31, 2023, the Company issued an additional 12 shares of Series C preferred stock and issued 140,000,000 common shares upon the conversion of 42 shares of Series C preferred stock.  During the period ended July 31, 2022, the Company entered into a new Series C preferred stock agreement that allowed investors to subscribe for up to 250 Series C preferred stock at $1,000 per stock for overall proceeds of $250,000.   As at July 31, 2022, the Company had issued 232 shares of Series C preferred stock for proceeds of $232,000 less $13,000 for legal and transaction costs.  The Company also issued 13,300,000 common shares for services with a fair value of $98,010 and issued 84,908,453 common shares pursuant to the exercise of 320 shares of Series C preferred stock related to the December 2021 Series C preferred stock agreement.

Cash Flow from Operating Activities

During the three months ended July 31, 2023, the Company used $388,585 of cash for operating activities compared to $427,111 of cash for operating activities during the three months ended July 31, 2021.  The decrease in the use of cash for operating activities was due to lower overall operating costs as the Company decreased its overall operating expenditures which was offset by a decrease in royalty revenues that resulted in lower cash inflows from operating activities compared to prior year.

Cash Flow from Investing Activities

During the three months ended July 31, 2023, the Company received cash inflows of $329,869 from investing activities compared to use of cash of $6,985 during the three months ended July 31, 2022.  Proceeds from investing activities was a result of $398,750 of proceeds received from the sale of the Company’s interest in properties in the state of Louisiana offset by further acquisitions of $68,881 of oil and gas properties.  In the prior year, the Company incurred cash for the purchase of equipment.

Cash Flow from Financing Activities

During the three months ended July 31, 20223, the Company received $525,000 of loan proceeds from the Chief Executive Officer of the Company offset by repayments of amounts owed to the CEO of the Company of $42,000, repayment of outstanding carrying value of convertible notes of $260,855.  Furthermore, the Company received proceeds of $11,000 pursuant to the issuance of Series C preferred stock.  During the three months ended July 31, 2022, the Company received $394,000 of cash from financing activities, which included $175,000 (net of OID and legal fees of $25,200) from the issuance of a convertible note payable and $219,000 (net of legal and transaction fees of $13,000) from the issuance of 232 Series C preferred stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended July 31, 2023, the Company incurred a net loss of $316,796 and used cash of $388,585 for operating activities.  At July 31, 2023, the Company has a working capital deficit of $1,630,021 and an accumulated deficit of $16,349,866. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2023, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC.

Dated: September 19, 2023	By:	/s/ Scott Cox
Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: September 19, 2023	By:	/s/ Scott Cox
	Its:	Scott Cox, Director