Form 10-Q
period 2023-10-31
VERDE BIO HOLDINGS, INC.
filed 2023-12-15
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

☐ Yes [X] No

As of December 11, 2023, there were 1,843,043,834 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended October 31, 2023 and 2022

(unaudited)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	October 31, 2023 $	April 30, 2023 $
	(unaudited)
ASSETS

Current Assets

Cash	39,975	25,836
Accounts receivable	54,166	71,912
Prepaid expenses	17,023	-

Total current assets	111,164	97,748

Non-current assets
Right-of-use operating lease asset	-	19,861
Property and equipment, net	2,693,157	2,724,123
Oil and natural gas properties, net based on the full cost method of accounting	893,354	1,318,506

Total assets	3,697,675	4,160,238

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	162,559	286,972
Convertible notes payable	97,750	260,855
Due to related party	525,000	42,000
Current portion of operating lease liability	-	21,337
Warrant liabilities	1,228,018	1,228,018

Total Liabilities	2,013,327	1,839,182

TEMPORARY EQUITY

Series C Preferred Stock Designated: 7,600, par value of $0.001 per share Issued and outstanding: 788 and 845 shares, respectively	1	1

Series C accrued dividends	148,138	109,372

Total Temporary Equity	148,139	109,373

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Designated: 500,000 shares, par value of $0.001 per share Issued and outstanding: 500,000 shares	500	500

Common stock –5,000,000,000 common shares, par value of $0.001 per share Issued and outstanding: 1,755,077,167 and 1,543,077,167 common shares, respectively	1,755,078	1,543,078

Additional paid-in capital	16,462,409	16,701,175
Accumulated deficit	(16,681,778)	(16,033,070)

Total Stockholders’ Equity	1,536,209	2,211,683

Total Liabilities and Stockholders’ Equity	3,697,675	4,160,238

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended October 31, 2023 $	Three months ended October 31, 2022 $	Six months ended October 31, 2023 $	Six months ended October 31, 2022 $

Revenue

Mineral property and royalty revenues	59,496	414,356	135,190	624,266

Operating Expenses

Consulting fees	70,616	65,183	155,859	232,681
Depletion expense	39,200	166,095	95,283	311,216
Depreciation expense	15,483	15,482	30,966	30,616
General and administrative	191,845	243,877	349,477	713,500
Professional fees	45,680	47,090	127,305	135,057
Project expenditures	-	1,904	6,581	24,932

Total Operating Expenses	362,824	539,631	765,471	1,448,002

Net Operating Loss	(303,328)	(125,275)	(630,281)	(823,736)

Other Income (Expenses)

Financing cost	(17,750)	(2,000)	(18,750)	(40,200)
Interest expense	(10,834)	(2,716)	(11,562)	(30,063)
Other revenue	-		11,885

Total Other Income (Expenses)	(28,584)	(4,716)	(18,427)	(70,263)

Net Loss	(331,912)	(129,991)	(648,708)	(893,999)
Series C Preferred Stock Dividends	(18,914)	(24,325)	(38,766)	(46,934)
Net Loss to Common Shareholders	(350,826)	(154,316)	(687,474)	(940,933)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,725,338,037	1,308,183,201	1,668,446,732	1,266,657,766

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three and six months ended October 31, 2023 and 2022

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2023	500,000	500	1,543,077,167	1,543,078	16,701,175	(16,033,070)	2,211,683

Series C preferred stock issued for commitment fee	-	-	-	-	1,000	-	1,000
Common shares issued for conversion of Series C preferred stock	-	-	140,000,000	140,000	(140,000)	-	-
Series C preferred stock issued for cash	-	-	-	-	11,000	-	11,000
Series C preferred stock dividend	-	-	-	-	(19,852)	-	(19,852)
Net loss for the period	-	-	-	-	-	(316,796)	(316,796)

Balance – July 31, 2023	500,000	500	1,683,077,167	1,683,078	16,553,323	(16,349,866)	1,887,035

Common shares issued for conversion of Series C preferred stock	-	-	72,000,000	72,000	(72,000)	-	-
Series C preferred stock dividend	-	-	-	-	(18,914)	-	(18,914)
Net loss for the period	-	-	-	-	-	(331,912)	(331,912)

Balance – October 31, 2023	500,000	500	1,755,077,167	1,755,078	16,462,409	(16,681,778)	1,536,209

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in US dollars)

For the three and six months ended October 31, 2023 and 2022

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	-	-	-	-	5,000	-	5,000
Common shares issued for conversion of Series C preferred stock	-	-	84,908,453	84,908	(84,908)	-	-
Common shares issued for services	-	-	13,300,000	13,300	84,710	-	98,010
Series C preferred stock issued for cash	-	-	-	-	231,000	-	231,000
Series C preferred stock dividend	-	-	-	-	(22,609)	-	(22,609)
Net loss for the period	-	-	-	-	-	(764,008)	(764,008)

Balance – July 31, 2022	500,000	500	1,277,573,921	1,277,574	16,882,484	(15,022,899)	3,137,659

Common shares issued for conversion of Series C preferred stock	-	-	46,222,223	46,223	(46,223)	-	-
Common shares issued for services	-	-	300,000	300	350	-	650
Series C preferred stock issued for cash	-	-	-	-	60,000	-	60,000
Series C preferred stock issued for commitment fee	-	-	-	-	2,000	-	2,000
Series C preferred stock dividend	-	-	-	-	(24,324)	-	(24,324)
Net loss for the period	-	-	-	-		(129,991)	(129,991)

Balance – October 31, 2022	500,000	500	1,324,096,144	1,324,097	16,874,287	(15,152,890)	3,045,994

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

(Expressed in US dollars)

(unaudited)

	Six months ended October 31, 2023 $	Six months ended October 31, 2022 $

Operating Activities

Net loss	(648,708)	(893,999)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	19,861	24,961
Common stock issued for services	-	98,660
Depreciation expense	30,966	30,616
Depletion expense	95,283	311,216
Original issuance discount and transaction fees on financing	17,750	37,200
Shares issued for commitment fee	1,000	7,000

Changes in operating assets and liabilities:
Accounts receivable	17,746	(9,409)
Prepaid expenses	(17,023)	17,187
Accounts payable and accrued liabilities	(124,413)	(6,732)
Operating lease liability	(21,337)	(27,176)

Net Cash Used In Operating Activities	(628,875)	(410,476)

Investing Activities
Capitalization of oil and gas properties	(68,881)	(20,000)
Acquisition of property and equipment	-	(6,985)
Proceeds from sale of oil and gas properties	398,750	-

Net Cash Provided By (Used In) Investing Activities	329,869	(26,985)

Financing Activities
Proceeds from convertible debentures	80,000	175,000
Proceeds from issuance of Series C preferred stock	11,000	279,000
Repayment of convertible debenture	(260,855)	(80,080)
Repayment of related party loan	(42,000)	-
Proceeds from related party loans	525,000	-

Net Cash Provided by Financing Activities	313,145	373,920

Change in Cash	14,139	(63,541)

Cash – Beginning of Period	25,836	141,206

Cash – End of Period	39,975	77,665

Supplemental Disclosures
Interest paid	-	9,610

Non-cash investing and financing activities
Series C preferred stock accrued dividend	38,766	46,934
Common stock issued for conversion of Series C preferred stock	212,000	131,131

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2023, the Company incurred a net loss of $648,708 and used cash of $628,875 for operating activities.  As at October 31, 2023, the Company had an accumulated deficit of $16,681,778. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profits from the Company’s operations. The Company will continue to rely on equity sales of its common shares or debt financing in order to continue to fund business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these condensed consolidated financial statements are issued.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly-owned inactive subsidiary, IP Control Risk Inc., a company incorporated in the State of Nevada, United States. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

(c)Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of October 31, 2023, the Company had 488,910,788 (April 30, 2023 – 984,228,889) potentially dilutive common shares outstanding.

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended October 31, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	October 31, 2023	April 30, 2023
	$	$

Components of lease expense were as follows:

Operating lease cost	19,861	52,462

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	22,143	66,430

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	-	19,861

Operating lease liabilities	-	21,337

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.Right-of-Use Asset and Lease Liability (continued)

	October 31, 2023	April 30, 2023

Weighted Average Remaining Lease Term

Operating leases	-	0.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:
Year Ending April 30,	Operating Leases	Operating Leases

2024	-	22,143
Less: imputed interest	-	(806)

Total	-	21,337

4.Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2023	1,318,506

Additions to capitalized cost	68,881
Disposal of mineral property	(398,750)
Depletion expense	(95,283)

Balance, October 31, 2023	893,354

5.Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2023	2,501,924	125,595	36,195	140,881	2,804,595

Additions	-	-	6,985	-	6,985

Balance, October 31, 2023	2,501,924	125,595	43,180	140,881	2,811,580

Accumulated depreciation

Balance, April 30, 2023	-	37,679	14,558	35,220	87,457

Additions	-	12,560	4,318	14,088	30,966

Balance, October 31, 2023	-	50,239	18,876	49,308	118,423

Balance, April 30, 2023	2,501,924	87,916	28,622	105,661	2,724,123
Balance, October 31, 2023	2,501,924	75,356	24,304	91,573	2,693,157

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6.Convertible Loan

On January 9, 2023, the Company entered into a convertible loan agreement with an arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250.  Under the terms of the agreement, the Company incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended July 31, 2023, the Company repaid the totality of the convertible loan principal and interest balances.

On March 2, 2023, the Company entered into a convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672.  Under the terms of the agreement, the Company incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended July 31, 2023, the Company repaid the totality of the convertible loan principal and interest balances.

On October 4, 2023, the Company entered into a convertible loan agreement with the same arms-length party for $97,750 net of original issuance discount of $12,750 and financing fees of $17,750. Under the terms of the agreement, the Company incurred a one-time interest charge of $10,753 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $12,056 commencing on November 15, 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the Company’s common stock for the last 10 trading days prior to default. During the period ended October 31, 2023, the Company repaid a total of $nil on the convertible loan. As of October 31, 2023, $97,750 of loan payable balance and $10,753 of accrued interest remain outstanding.

7.Related Party Transactions

(a)As of October 31, 2023, the Company owed $525,000 (April 30, 2023 - $42,000) to the President and Director of the Company which is non-interest bearing, unsecured, and due on demand.

8.Common Shares

Authorized:5,000,000,000 common shares with a par value of $0.001 per share.

On May 23, 2023, the Company issued 70,000,000 common shares pursuant to the conversion of 21 shares of Series C preferred stock.

On July 10, 2023, the Company issued 70,000,000 common shares pursuant to the conversion of 21 shares of Series C preferred stock.

On September 7, 2023, the Company issued 72,000,000 common shares pursuant to the conversion of 21 shares of Series C preferred stock.

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

Convertible Preferred Series C stock

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 shares of convertible preferred Series C stock (“Series C”) for $1,000,000 based on the stated value of $1,000 per share.  Under the December Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement.  During the period ended October 31, 2023, the Company issued 212,000,000 common shares upon the conversion of 69 Series C preferred stock. During the period ended October 31, 2023, the Company issued 12 Series C preferred stock for $11,000, net of issuance and transaction costs of $1,000. As at October 31, 2023, 552 (April 30, 2023 – 609) shares of Series C preferred stock remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 shares of convertible preferred Series C stock for $250,000.  Under the May Agreement, the Company has a put option with regards to the Series C shares.  Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common stock of the Company at a discount to the market price of the Company’s common stock at the date of the notice of conversion from the note holder.  As at October 31, 2023, 236 (April 30, 2023 – 236) shares of Series C preferred stock remained unpurchased and outstanding under the May Agreement.

The Series C preferred stock and the accrued dividends relating to the stock are classified as temporary equity.  As at October 31, 2023, the Company had 788 (April 30, 2023 – 845) shares of Series C stock with a carrying value of $1 (April 30, 2023 - $1) and recorded accrued dividend payable of $148,138 (April 30, 2023 - $109,372) which is included in temporary equity and offset against additional paid in capital.

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

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2023 and October 31, 2023	125,043,566	0.01

Additional information regarding share purchase warrants as of October 31, 2023 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	3.2

11. Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common stock of the Company at a fixed price of $0.01, which equals the lowest traded price for the common stock on the trading day preceding the execution of the note. As of October 31, 2023 and April 30, 2023, no common shares have been sold pursuant to the equity financing agreement.

12.Subsequent Events

On November 13, 2023, the Company issued 86,666,667 common shares pursuant to the conversion of 26 shares of Series C preferred stock.

On November 20, 2023, the Company issued 1,300,000 common shares with a fair value of $520 for consulting services.

On November 27, 2023, the Company sold certain mineral rights for $150,000.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2023	April 30, 2023
	$	$
	(unaudited)
Current Assets	111,164	97,748
Current Liabilities	2,013,327	1,839,182
Working Capital Deficit	(1,902,163)	(1,741,434)

Cash Flows

	October 31, 2023	October 31, 2022
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(628,875)	(410,476)
Cash Flows provided by (used in) Investing Activities	329,869	(26,985)
Cash Flows provided by Financing Activities	313,145	373,920
Net increase (decrease) in Cash During Period	14,139	(64,541)

Operating Revenues

Three Months Ended October 31, 2023

During the three months ended October 31, 2023, the Company earned royalty revenues of $59,496 compared to royalty revenues of $414,356 for the three months ended October 31, 2022.  The revenue is derived from its interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices as well as the sale of oil and gas properties during the current year.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $39,200 during the three months ended October 31, 2023 compared to depletion expense of $166,095 during the three month period ended October 31, 2022 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Six Months Ended October 31, 2023

During the six months ended October 31, 2023, the Company earned royalty revenues of $135,190 compared to royalty revenues of $624,266 for the six months ended October 31, 2022.  The revenue is derived from its interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices as well as the sale of oil and gas properties during the current year.  As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $95,283 during the six months ended October 31, 2023 compared to depletion expense of $311,216 during the period ended October 31, 2022 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Operating Expenses and Net Loss

Three Months Ended October 31, 2023

During the three months ended October 31, 2023, the Company incurred operating expenses of $362,824 compared to operating expenses of $539,631 during the three months ended October 31, 2022.  The decrease in operating expenses was due to an overall decrease in operating activities for the current year compared to prior year due to lower oil and gas prices, as highlighted by a decline of $52,032 in general and administrative costs, $1,410 decrease in professional fees, and $1,904 decrease in project expenditures as the Company incurred less costs in analyzing new potential acquisitions.  The Company also saw a decrease in depletion expense of $126,895 due in part to an overall decrease in production, which also resulted in a comparable decrease in royalty revenues earned by the Company.

Net loss for the three months ended October 31, 2023 was $331,912 compared to a net loss of $129,991 during the three months ended October 31, 2022.  The increase in the net loss was attributed to lower revenues for the current period, which resulted in a higher net operating loss of $303,328 compared to a net operating loss of $125,275 during the three months ended October 31, 2022.  In addition to net operating loss, the Company incurred financing costs of $17,750 for and interest expense of $10,834 related to debt financing activities compared with $2,000 for financing costs and $2,716 for interest expense in the comparative period.

For the three months ended October 31, 2023 and 2022, the Company recorded a net loss of $331,912 and $129,991, respectively, which resulted in a basic and diluted loss per share of $0.00 for both periods.

Six Months Ended October 31, 2023

During the six months ended October 31, 2023, the Company incurred operating expenses of $765,471 compared to operating expenses of $1,448,002 during the six months ended October 31, 2022.  The decrease in operating expenses was due to an overall decrease in operating activities for the current year compared to prior year due to lower oil and gas prices, as highlighted by a decline of $364,023 in general and administrative costs, $76,822 decrease in consulting expenses, and $18,351 decrease in project expenditures as the Company incurred less costs in analyzing new potential acquisitions.  The Company also saw a decrease in depletion expense of $215,933 due in part to an overall decrease in production, which also resulted in a comparable decrease in royalty revenues earned by the Company.

Net operating loss for the six months ended October 31, 2023 was $630,281 compared to a net operating loss of $823,736 during the six months ended October 31, 2022.   In addition to operating expenses, the Company incurred financing costs of $18,750 and interest expense of $11,562 relating to cost of debt financing compared with $40,200 for financing costs and $30,063 for interest expense for the six months ended October 31, 2022.  As well, the Company recorded other revenue of $11,885 relating to sublease revenues.

For the six months ended October 31, 2023 and 2022, the Company recorded a net loss of $648,708 and $893,999, respectively, and a basic and diluted loss per share of $0.00 per share for both periods.

Liquidity and Capital Resources

As at October 31, 2023, the Company had cash of $39,975 and total assets of $3,697,675 compared to cash of $25,836 and total assets of $4,160,238 as at April 30, 2023.  Overall, the Company saw an increase in cash due to proceeds from a new convertible debenture of $80,000 and a related party loan from the CEO of the Company for $525,000 to support current operations.  The decrease in total assets was due to lower accounts receivable of $17,746 due to lower royalty revenues during the year, as well as the sale of oil and gas properties with carrying value of $398,750.

The Company had total liabilities of $2,013,327 as at October 31, 2023 compared to $1,839,182 as at April 30, 2023.  The increase in liabilities was due to an increase of $483,000 for amounts due to the CEO of the Company for loan proceeds to support the Company’s current operations, offset by decreases in accounts payable and accrued liabilities of $124,413 and convertible notes payable of $163,105.

As of October 31, 2023, the Company had a working capital deficit of $1,902,163 compared to a working capital deficit of $1,741,434 as at April 30, 2023.  The increase in the working capital deficit was based on the use of cash for operating activities that was supported by financing proceeds.

In 2022, the Company entered into a new Series C preferred stock agreement that allowed investors to subscribe up to 250 Series C preferred stock at $1,000 per stock for overall proceeds of $250,000.  As at October 31, 2023, the Company had 788 shares of Series C preferred stock outstanding compared to 845 shares of Series C preferred stock outstanding at April 30, 2023.  During the period ended October 31, 2023, the Company issued an additional 12 shares of Series C preferred stock and issued 212,000,000 common shares upon the conversion of 69 shares of Series C preferred stock.

Cash Flow from Operating Activities

During the six months ended October 31, 2023, the Company used $628,875 of cash for operating activities compared to $410,476 of cash for operating activities during the six months ended October 31, 2022.  The decrease in the use of cash for operating activities was due to lower overall operating costs as the Company decreased its overall operating expenditures which was offset by a decrease in royalty revenues that resulted in lower cash inflows from operating activities compared to prior year.

Cash Flow from Investing Activities

During the six months ended October 31, 2023, the Company received cash inflows of $329,869 from investing activities compared to use of cash of $26,985 during the six months ended October 31, 2022.  Proceeds from investing activities was a result of the sale of oil and gas properties for proceeds of $398,750 less acquisition of new oil and gas properties for $68,881.  In the prior year, the Company incurred cash of $20,000 for the purchase of oil and gas properties and $6,985 for the purchase of equipment.

Cash Flow from Financing Activities

During the six months ended October 31, 2023, the Company received $525,000 of loan proceeds from the Chief Executive Officer of the Company offset by repayments of amounts owed to the CEO of the Company of $42,000.  The Company also received proceeds of $80,000 from the issuance of a convertible debenture offset by repayment of outstanding carrying value of convertible notes of $260,855.  Furthermore, the Company received proceeds of $11,000 pursuant to the issuance of Series C preferred stock.  During the six months ended October 31, 2022, the Company received $373,920 of cash from financing activities, which included $175,000 from the issuance of a convertible note payable offset by a repayment of $80,080 on a convertible debenture, and proceeds of $279,000 (net of OID charges of $12,000) from the issuance of Series C preferred stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the period ended October 31, 2023, the Company incurred a net loss of $648,708 and used cash of $628,875 for operating activities.  At October 31, 2023, the Company has a working capital deficit of $1,902,163 and an accumulated deficit of $16,681,778. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements included in this report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2023, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERDE BIO HOLDINGS, INC.

Dated: December 14, 2023	By:	/s/ Scott Cox
Scott Cox
	Its:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 14, 2023	By:	/s/ Scott Cox
	Its:	Scott Cox, Director