Form 10-Q
period 2024-01-31
VERDE BIO HOLDINGS, INC.
filed 2024-03-25
CIK 1490054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54524

VERDE BIO HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	30-0678378
(State of incorporation)	(I.R.S. Employer Identification No.)

PO Box 67
Jacksboro, Texas 76458
(Address of principal executive offices)

(972) 217-4080
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of March 15, 2024, there were 2,020,821,612 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VERDE BIO HOLDINGS, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Verde Bio Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*	Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references to the “Company”, “we”, “us” or “our” are references to Verde Bio Holdings, Inc., a Nevada corporation.

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended January 31, 2024 (unaudited)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

as of January 31, 2024 and April 30, 2023

(Expressed in U.S. Dollars)

	January 31, 2024 $	April 30, 2023 $
	(unaudited)
ASSETS

Current Assets

Cash	11,561	25,836
Accounts receivable	53,077	71,912
Prepaid expenses	39,740	–
Total current assets	104,378	97,748
Non-current assets
Right-of-use operating lease asset	–	19,861
Property and equipment, net	1,081,833	2,724,123
Oil and natural gas properties, net based on the full cost method of accounting	696,351	1,318,506
Total assets	1,882,562	4,160,238

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	223,099	286,972
Convertible notes payable	65,167	260,855
Due to related party	80,503	42,000
Current portion of operating lease liability	–	21,337
Warrant liabilities	1,228,018	1,228,018
Total Liabilities	1,596,787	1,839,182

TEMPORARY EQUITY

Series C Preferred Stock
Designated: 7,600 shares, par value of $0.001 per share
Issued and outstanding: 836 and 845 shares, respectively	1	1

Series C accrued dividends	166,756	109,372

Total Temporary Equity	166,757	109,373

STOCKHOLDERS’ EQUITY

Series A Preferred Stock
Designated: 500,000 shares, par value of $0.001 per share
Issued and outstanding: 500,000 shares	500	500

Common stock – 5,000,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 1,931,932,723 and 1,543,077,167 common shares, respectively	1,931,153	1,543,078
Common stock issuable
Additional paid-in capital	16,362,235	16,701,175
Accumulated deficit	(18,174,870)	(16,033,070)
Total Stockholders’ Equity	119,018	2,211,683
Total Liabilities and Stockholders’ Equity	1,882,562	4,160,238

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month period ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

	For the three months ended January 31, 2024 $	For the three months ended January 31, 2023 $	For the nine months ended January 31, 2024 $	For the nine Months ended January 31, 2023 $
Revenue

Mineral property and royalty revenues	75,991	170,312	211,181	794,578

Operating Expenses

Consulting fees	73,197	63,640	229,056	296,321
Depletion expense	47,003	84,700	142,286	395,916
General and administrative	206,944	235,535	556,421	949,035
Depreciation expense	15,482	15,483	46,448	46,099
Professional fees	138,345	32,825	265,650	167,882
Project expenditures	5,510	152,306	12,091	177,238
Total Operating Expenses	486,481	584,489	1,251,952	2,032,491
Net Operating Loss	(410,490)	(414,177)	(1,040,771)	(1,237,913)

Other Income (Expenses)

Finance charges	(11,760)	(15,960)	(30,510)	(56,160)
Interest expense	–	(9,699)	(11,562)	(39,762)
Loss on disposal of property	(1,070,842)		(1,070,842)
Other revenue	–	–	11,885	–
Total Other Income (Expenses)	(1,082,602)	(25,659)	(1,101,029)	(95,922)
Loss Before Income Taxes	(1,493,092)	(439,836)	(2,141,800)	(1,333,835)
Provision for Income Taxes	–	–	–	–
Net Loss	(1,493,092)	(439,836)	(2,141,800)	(1,333,835)
Series C Preferred Stock Dividends	(18,618)	(21,855)	(57,384)	(68,789)
Net Loss to Stockholders	(1,511,710)	(461,691)	(2,199,184)	(1,402,624)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,856,601,805	1,367,786,733	1,731,165,090	1,300,490,001

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and nine month period ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – October 31, 2022	500,000	500	1,324,096,144	1,324,097	16,874,287	(15,152,890)	3,045,994

Common shares issued for conversion of Series C preferred stock	–	–	99,425,467	99,426	(99,426)	–	–
Series C preferred stock issued for cash	–	–	–		76,000	–	76,000
Series C preferred stock dividend	–	–	–	–	(21,856)	–	(21,856)
Net loss for the period	–	–	–	–	–	(439,836)	(439,836)
Balance – January 31, 2023	500,000	500	1,423,521,611	1,423,523	16,829,005	(15,592,726)	2,660,302

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – October 31, 2023	500,000	500	1,755,077,167	1,755,078	16,462,409	(16,681,778)	1,536,209

Series C preferred stock issued for commitment fee	–	–	–	–	6,000	–	6,000
Common shares issued for conversion of Series C preferred stock	–	–	175,555,556	175,556	(175,556)	–	–
Common shares issued for services		–	1,300,000	519		–	519
Series C preferred stock issued for cash	–	–	–	–	88,000	–	88,000
Series C preferred stock dividend	–	–	–	–	(18,618)	–	(18,618)
Net loss for the period	–	–	–	–	–	(1,493,092)	(1,493,092)
Balance – January 31, 2024	500,000	500	1,931,932,723	1,931,153	16,362,235	(18,174,870)	119,018

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – April 30, 2022	500,000	500	1,179,365,468	1,179,366	16,669,291	(14,258,891)	3,590,266

Series C preferred stock issued for commitment fee	–	–	–	–	11,000	–	4,000
Common shares issued for conversion of Series C preferred stock	–	–	230,556,143	230,557	(230,557)	–	–
Common shares issued for services	–	–	13,600,000	13,600	85,060	–	98,660
Series C preferred stock issued for cash	–	–	–	–	363,000	–	370,000
Series C preferred stock dividend	–	–	–	–	(68,789)	–	(68,789)
Net loss for the period	–	–	–	–	–	(1,333,835)	(1,333,835)
Balance – January 31, 2023	500,000	500	1,423,521,611	1,423,523	16,829,005	(15,592,726)	2,660,302

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$
Balance – April 30, 2023	500,000	500	1,543,077,167	1,543,078	16,701,175	(16,033,070)	2,211,683

Series C preferred stock issued for commitment fee	–	–	–	–	7,000	–	7,000
Common shares issued for conversion of Series C preferred stock	–	–	387,555,556	387,556	(387,556)	–	–
Common shares issued for services	–	–	1,300,000	519	–	–	519
Series C preferred stock issued for cash	–	–	–	–	99,000	–	99,000
Series C preferred stock dividend	–	–	–	–	(57,384)	–	(57,384)
Net loss for the period	–	–	–	–	–	(2,141,800)	(2,141,800)
Balance – January 31, 2024	500,000	500	1,931,932,723	1,931,153	16,362,235	(18,174,870)	119,018

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Condensed Consolidated Statements of Cash Flow

For the nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

	For the nine months ended January 31, 2024 $	For the nine months ended January 31, 2023 $
Operating Activities

Net loss	(2,141,800)	(1,333,835)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	19,861	38,380
Depletion expense	142,286	395,916
Depreciation expense	46,448	46,099
Loss on disposal of property and equipment	1,070,842	–
Original issuance discount and issuance fees	17,750	37,160
Shares issued for services	519	98,660
Shares issued or issuable for commitment fees	7,000	11,000

Changes in operating assets and liabilities:
Accounts receivable	18,835	16,408
Prepaid expenses	(39,740)	23,013
Accounts payable and accrued liabilities	(63,873)	(8,118)
Operating lease liability	(21,337)	(41,701)
Net cash used in operating activities	(943,209)	(717,018)

Investing Activities

Acquisition of property and equipment		(6,985)
Oil and gas property expenditures	(68,881)	(20,000)
Proceeds from sale of mineral property	548,750	175,000
Net Cash provided by activities	479,869	148,015

Financing Activities

Proceeds from issuance of series C preferred shares	99,000	363,000
Proceeds from related party loan	605,503	20,000
Repayment of related party loan	(42,000)	–
Proceeds from convertible debentures	80,000	235,000
Repayment of convertible debenture	(293,438)	(140,140)
Net cash provided by financing activities	449,065	477,860

Change in Cash	(14,275)	(91,143)

Cash – Beginning of Period	25,836	141,206
Cash – End of Period	11,561	50,063

Supplemental Disclosures

Interest paid	3,584	16,817
Income taxes	–	–

Non-cash investing and financing activities

Series C preferred stock accrued dividend	(57,384)	(68,789)
Settlement of related party loan	525,000	–
Common stock issued for conversion of Series C preferred stock	387,556	230,557

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Verde Bio Holdings Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 24, 2010. The Company is a growing U.S. energy company based in Frisco, Texas, engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the U.S. The Company’s dual-focused growth strategy relies primarily on leveraging management’s expertise to grow through the strategic acquisition of non-operating, working interests and royalty interests with the goal of developing into a major company in the industry. Through this strategy of acquisition of royalty and non-operating properties, the Company has the unique ability to rely on the technical and scientific expertise of the world-class energy and power companies operating in the area.

Verde began purchasing mineral and oil and gas royalty interests and surface properties in September 2020 and since such time has completed a total of 18 purchases.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2024, the Company incurred a net loss of $2,141,800 and used cash of $943,209 for operating activities. As at January 31, 2024, the Company had an accumulated deficit of $18,174,870. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. In the past the Company has relied, and expects to continue to rely on the issuance and sale of shares of common stock (“common shares”) and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued, or March 25, 2024. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended April 30, 2023. These condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The condensed consolidated financial statements are comprised of the records of the Company and its wholly owned, inactive subsidiary, IP Control Risk Inc., a Nevada corporation. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(b)	Use of Estimates (continued)

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

(c)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2024, the Company had 368,487,455 (April 30, 2023 –984,228,889) potentially dilutive common shares outstanding.

(d)	Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

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

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the period ended January 31, 2024. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Fair Value Measurements (continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Right-of-Use Operating Lease Asset and Lease Liability

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

On March 11, 2021, the Company entered into a sublease agreement with a sublandlord regarding its office at 5750 Genesis Court, Suite 220, Frisco, Texas 75036. The agreement was treated as an operating lease in accordance with ASC 842, Lease, which resulted in initial recognition of right-of-use asset and lease liability of $122,120. The incremental borrowing rate used in the calculation is 18%. This lease expired on September 30, 2023.

	January 31, 2024	April 30, 2023
	$	$

Components of lease expense were as follows:

Operating lease cost	19,861	52,462

Supplemental cash flow information related to leases:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	22,143	66,430

Supplemental balance sheet information related to leases:

Operating Leases

Operating lease right-of-use assets	–	19,861

Operating lease liabilities	–	21,337

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

3.	Right-of-Use Operating Lease Asset and Lease Liability (continued)

	January 31, 2024	April 30, 2023

Weighted Average Remaining Lease Term

Operating leases	–	0.41 years

Weighted Average Discount Rate

Operating leases	18%	18%

Maturities of lease liabilities are as follows:

	Operating Leases	Operating Leases
Year Ending April 30,
2024	–	22,143
Less: imputed interest	–	(806)

Total	–	21,337

4.	Royalty Interests in Oil and Gas Properties

$

Balance, April 30, 2023	1,318,506

Acquisition and exploration cost	68,881
Disposal of mineral property	(548,750)
Depletion expense	(142,286)

Balance, January 31, 2024	696,351

On June 19, 2023, the Company entered into a purchase and sale agreement for the sale of 55% of the right, title and interest to certain properties located in Desoto Parish, Louisiana, Belmont County, Ohio and Laramie County, Wyoming for aggregate cash consideration of $398,750.

On November 1, 2023, The Company entered into a purchase and sale agreement for the sale of 100% of the right, title and interest to certain properties located in Desoto Parish, Louisiana, Belmont County, Ohio and Laramie County, Wyoming for aggregate cash consideration of $150,000.

5.	Property and Equipment

	Land $	Vehicles $	Equipment $	Leasehold Improvements $	Total $

Cost

Balance, April 30, 2023	2,501,924	125,595	43,180	140,881	2,811,580

Additions	–	–	–	–	–
Disposal	(1,595,842)	–	–	–	(1,595,842)

Balance, January 31, 2024	906,082	125,595	43,180	140,881	1,215,738

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

5.	Property and Equipment (continued)

Accumulated depreciation

Balance, April 30, 2023	–	37,679	14,558	35,220	87,457

Additions	–	18,839	6,477	21,132	46,448

Balance, January 31, 2024	–	56,518	21,035	56,352	133,905

Balance, April 30, 2023	2,501,924	87,916	28,622	105,661	2,724,123
Balance, January 31, 2024	906,082	69,077	22,145	84,529	1,081,833

6.	Convertible Loans

On January 9, 2023, the Company entered into a convertible loan agreement with an arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250. Under the terms of the agreement, the Company incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the common shares for the last 10 trading days prior to default. During the nine months ended January 31, 2024, the Company repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On March 2, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672. Under the terms of the agreement, the Company incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the common shares for the last 10 trading days prior to default. During the nine months ended January 31, 2024, the Company repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On October 4, 2023, the Company entered into an additional convertible loan agreement with the same arms-length party for $97,750 net of original issuance discount of $12,750 and financing fees of $17,750. Under the terms of the agreement, the Company incurred a one-time interest charge of $10,753 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $12,056 commencing on November 15, 2023. If the Company defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of the common shares for the last 10 trading days prior to default. During the period ended January 31, 2024, the Company repaid a total of $36,167 on the convertible loan, comprised of $32,583 of principal and $3,584 of accrued interest. As of January 31, 2024, $65,167 of loan payable balance and $7,168 of accrued interest remain outstanding.

7.	Related Party Transactions

(a)	On December 12, 2023, the Company transferred a property located in Jacks County, Texas to the President and Director of the Company to settle a loan balance of $525,000. There was a recorded loss of $1,070,842 on disposal of this property as a result of this settlement.

(b)	As of January 31, 2024, the Company owed $80,503 (April 30, 2023 - $42,000) to the President and Director of the Company which is non-interest bearing, unsecured, and due on demand.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

8.	Common Shares

Authorized: 5,000,000,000 common shares with a par value of $0.001 per share.

On May 23, 2023, the Company issued 70,000,000 common shares pursuant to the conversion of 21 shares of Series C convertible preferred stock, par value of $0.001 per share (“Series C shares”).

On July 10, 2023, the Company issued 70,000,000 common shares pursuant to the conversion of 21 Series C shares.

On September 7, 2023, the Company issued 72,000,000 common shares pursuant to the conversion of 21 Series C shares.

On November 13, 2023, the Company issued 86,666,667 common shares pursuant to the conversion of 26 Series C shares.

On November 20, 2023 the Company issued 1,300,000 common shares with a fair value of $519 for consulting services.

On January 4, 2024, the Company issued 88,888,889 common shares pursuant to the conversion of 20 Series C shares.

9.	Preferred Shares

As of January 31, 2024, we had authorized: 500,000 shares of Series A convertible preferred stock, par value of $0.001 per share (“Series A shares”) and 7,600 Series C shares.

Series A Shares

The holder of the Series A shares is entitled to receive dividends equal to the amount of the dividend or distribution per common share payable multiplied by the number of common shares of Series A shares held by such holder are convertible into. Each Series A share is convertible into one common share. The holder of Series A shares is entitled to cast 10,000 votes for every Series A shares held.

Series C Shares

Series C shares activities for the nine months ended January 31, 2024 are as follows:

Balance April 30, 2023	845
Series C preferred stock issued	106
Series C preferred stock converted into common shares	(115)
Balance January 31, 2024	836

On December 3, 2021, the Company entered into a securities purchase agreement (the “December Agreement”) with an arms-length party for the issuance of up to 1,000 Series C shares for $1,000,000 based on the stated value of $1,000 per share. Under the December Agreement, the Company has a put option with regards to the Series C shares. Under the terms of the December Agreement, the Series C shares are non-redeemable, subject to annual dividend payments of 10% and are convertible into common shares of the Company at a discount to the market price of the Company’s common shares at the date of the notice of conversion from the note holder. In addition to the Series C shares, the Company issued an additional 40 Series C shares, with a fair value of $40,000, to the note holder as a commitment fee on the Agreement. During the nine months ended January 31, 2024, the Company issued 387,555,556 common shares upon the conversion of 115 Series C shares. During the nine months ended January 31, 2024 the Company issued 106 Series C shares for $99,000, net of issuance and transaction costs of $7,000. As at January 31, 2024, 600 (April 30, 2023 – 609) Series C shares remained unpurchased and outstanding under the December Agreement.

On May 24, 2022, the Company entered into an additional securities purchase agreement (the “May Agreement”) with an arms-length party for the issuance of up to 250 Series C shares for $250,000. Under the May Agreement, the Company has a put option with regards to the Series C shares. Under the terms of the May Agreement, the Series C shares are entitled to receive dividends at 8% per annum and are convertible into common shares of the Company at a discount to the market price of the Company’s common shares at the date of the notice of conversion from the note holder. As at January 31, 2024, 236 (April 30, 2023 – 236) Series C shares remained unpurchased and outstanding under the May Agreement.

VERDE BIO HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2024 and 2023

(Expressed in U.S. Dollars)

(unaudited)

9.	Preferred Shares (continued)

The Series C shares and the accrued dividends relating to the stock are classified as temporary equity. As at January 31, 2024, the Company had 836 (April 30, 2023 – 845) Series C shares with a carrying value of $1 (April 30, 2023 - $1) and recorded accrued dividend payable of $166,756 (April 30, 2023 - $109,372) which is included in temporary equity and offset against additional paid in capital.

In addition to the Series C shares, the Company issued warrants to purchase up to 61,885,671 common shares on December 8, 2021 with a conversion price of $0.01067 per share for a period of five years and warrants to purchase up to 63,157,895 common shares on January 27, 2022 with a conversion price of $0.01045 per share for a period of five years. The fair value of the warrants was $1,228,018 based on the Black-Scholes option pricing model assuming an expected life of 5 years, volatility of 314-318%, risk-free rate of 1.2-1.7%, and no expected dividends. The fair value of the warrants was treated as a liability as it met the conditions of a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. As the fair value of the warrants were greater than the gross proceeds received on the issuance of the Series C shares, the excess difference of $228,019 was recorded in the statement of operations as a finance cost.

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2023 and January 31, 2024	125,043,566	0.01

Additional information regarding share purchase warrants as of January 31, 2024 is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.01	125,043,566	2.9

11.	Commitments and Contingencies

On May 28, 2020, the Company and an unrelated party entered into equity financing agreement, whereby the investor shall invest up to $5,000,000 over the period of 36 months pursuant to a “put” option held by the Company, subject to certain limitations. The price of the common shares shall be equal to 80% of the lowest traded price during the last 10 trading days leading up to each put notice, subject to a floor of $0.001 per share. As part of the agreement, the Company issued a convertible promissory note to the unrelated party to offset transaction costs of $20,000, which was deemed as earned upon the execution of the agreement. The note is convertible into common shares of the Company at a fixed price of $0.01, which equals the lowest traded price for the common shares on the trading day preceding the execution of the note. As of January 31, 2024 and April 30, 2023, no common shares have been sold pursuant to the equity financing agreement.

12.	Subsequent Event

(a)	On December 11, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with SensaSure Technologies, Inc. (“SSTC”), a Nevada corporation, and its subsidiary, Formation Mineral Inc. (“Merger Sub”), upon which, at the effective time of the merger, Merger Sub will be merged with and into the Company (the “Merger”). The separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation of the Merger and as a subsidiary of SSTC. At the closing, the Company’s stockholders will be entitled to receive a number of shares of SSTC capital stock having an aggregate value equal to $10,000,000. If the Merger is completed pursuant to the Merger Agreement, upon the effectiveness of the Merger, as consideration of the Merger: (i) each holder of the common shares will be entitled to receive for every 275 common shares, one share of common stock, par value $0.01 per share of SSTC; (ii) each holder of Series A shares will be entitled to receive for every 275 common shares, one share of Class A convertible preferred stock, par value $0.001 per share, of the SSTC; and (iii) each holder of Series C shares will be entitled to receive for every 0.15 shares, one share of Class B preferred stock, par value $0.001 per share, of SSTC, in each case based on the market price of the SSTC common stock of $0.75 per share, and the number of fully-diluted shares of common shares outstanding, as of February 18, 2024. If the market price of the shares of SSTC common stock or the number of fully-diluted common shares changes before the effective time of the Merger, then the terms of the Merger will remain the same, but the per share Merger consideration payable will change in accordance with the provisions of the Merger Agreement. Subject to the satisfaction or waiver of closing conditions, the Merger is expected to close in the second calendar quarter of 2024.

(b)	On February 19, 2024, the Company issued 88,888,889 common shares with a fair value of $24,000 upon the conversion of 20 Series C shares.

(c)	On March 20, 2024, the Company completed the sale of certain minerals located in Howard County, Texas to an unrelated third party for $272,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is a growing U.S. energy company based in Jacksboro, Texas, engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the U.S. The Company’s dual-focused growth strategy relies primarily on leveraging management’s expertise to grow through the strategic acquisition of non-operating, working interests and royalty interests with the goal of developing into a major company in the industry. In order to develop as a well-positioned oil and gas minerals pure play company squarely focused on the acquisition of high quality, cash flowing oil and gas minerals and royalties, on December 11, 2023, the Company entered into that certain agreement and plan of merger with SensaSure Technologies Inc., a Nevada corporation (“SSTC”), and Formation Minerals Inc., a Nevada corporation and wholly-owned subsidiary of SSTC (“Merger Sub”), as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Subject to the satisfaction or waiver of closing conditions, the Merger is expected to close in the second calendar quarter of 2024.

RESULTS OF OPERATIONS

Working Capital

	January 31, 2024	April 30, 2023
	$	$
	(unaudited)
Current Assets	104,378	97,748
Current Liabilities	1,596,787	1,839,182
Working Capital Deficit	(1,492,409)	(1,741,434)

Cash Flows

	January 31, 2024	January 31, 2023
	$	$
	(unaudited)	(unaudited)
Cash Flows used in Operating Activities	(943,209)	(717,018)
Cash Flows provided by Investing Activities	479,869	148,015
Cash Flows provided by Financing Activities	449,065	477,860
Net increase (decrease) in Cash During Period	(14,275)	(91,143)

Operating Revenues

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

During the three months ended January 31, 2024, the Company earned royalty revenues of $75,991 compared to royalty revenues of $170,312 for the three months ended January 31, 2023. The revenue is derived from its interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices as well as the sale of oil and gas properties during the current year. As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $47,003 during the three months ended January 31, 2024 compared to depletion expense of $84,700 during the three month period ended January 31, 2023 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023

During the nine months ended January 31, 2024, the Company earned royalty revenues of $211,181 compared to royalty revenues of $794,578 for the nine months ended January 31, 2023. The revenue is derived from its interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices as well as the sale of oil and gas properties during the current year. As part of the revenues generated from the oil and gas properties, the Company recorded depletion expense of $142,286 during the nine months ended January 31, 2024 compared to depletion expense of $395,916 during the period ended January 31, 2023 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Operating Expenses and Net Loss

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

During the three months ended January 31, 2024, the Company incurred operating expenses of $486,481 compared to operating expenses of $584,489 during the three months ended January 31, 2023. The decrease in operating expenses was due to an overall decrease in operating activities for the current year compared to prior year due to lower oil and gas prices, as highlighted by a decline of $178,591 in general and administrative costs, and $37,697 decrease in depletion expense as the Company incurred less costs in analyzing new potential acquisitions and current operations, but was offset by an increase in professional fees of $105,520 relating to legal fees and expenses in connection with the pending Merger.

Net loss for the three months ended January 31, 2024 was $1,493,092 compared to a net loss of $439,836 during the three months ended January 31, 2023. The increase in the net loss was attributed to lower revenues for the current period. In addition to net operating loss, the Company recorded a loss of $1,070,842 relating to the settlement of outstanding related party debts with property located in Jack County.

For the three months ended January 31, 2024 and 2023, the Company recorded a net loss of $1,493,092 and $439,836, respectively, which resulted in a basic and diluted net loss per share of $0.00 for both periods.

Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023

During the nine months ended January 31, 2024, the Company incurred operating expenses of $1,251,952 compared to operating expenses of $2,032,491 during the nine months ended January 31, 2023. The decrease in operating expenses was due to an overall decrease in operating activities for the current year compared to prior year due to lower oil and gas prices, as highlighted by a decline of $542,614 in general and administrative costs, $67,265 decrease in consulting expenses, and $15,147 decrease in project expenditures as the Company incurred less costs in analyzing new potential acquisitions. The Company also saw a decrease in depletion expense of $253,630 due in part to an overall decrease in production, which also resulted in a comparable decrease in royalty revenues earned by the Company. The decreases were offset by an increase in professional fees of $97,788 relating to legal fees and expenses in connection with the pending Merger.

Net loss for the nine months ended January 31, 2024 was $2,141,800 compared to a net loss of $1,333,835 during the nine months ended January 31, 2023. In addition to operating expenses, the Company recorded a loss of $1,070,842 relating to the settlement of outstanding related party debts. The Company also incurred finance charges of $30,510 and interest expense of $11,562, which was lower than the comparative 2023 period which showed finance charges of $56,160 and interest expense of $39,762, as the Company utilized lower amounts of debt financing given the fact that the Company divested of some investment property and corresponding debt. The Company also recorded other revenue of $11,885 relating to sublease revenues.

For the nine months ended January 31, 2024 and 2023, the Company recorded a net loss of $2,141,800 and $1,333,835, respectively, and a basic and diluted net loss per share of $0.00 per share for both periods.

Cash Flow from Operating Activities

During the nine months ended January 31, 2024, the Company used $943,209 of cash for operating activities compared to $717,018 of cash for operating activities during the nine months ended January 31, 2023. The increase in the use of cash for operating activities was due to a decrease in overall royalty income, which decreased the cash inflows from operating activities compared to prior year, as expenditures and use of cash for operating expenses were consistent with prior year.

Cash Flow from Investing Activities

During the nine months ended January 31, 2024, the Company received cash inflows of $479,869 from investing activities compared to cash proceeds of $148,015 during the nine months ended January 31, 2023. Proceeds from investing activities consists of the sale of oil and gas properties for aggregate proceeds of $548,750 less expenditures of $68,881 for oil and gas properties. Comparatively, the Company received proceeds of $175,000 and incurred oil and gas expenditures of $20,000 and acquired equipment for $6,985 during the nine months ended January 31, 2023.

Cash Flow from Financing Activities

During the nine months ended January 31, 2024, the Company received $605,503 of loan proceeds from the President of the Company offset by repayments of amounts owed to the President of the Company of $42,000. The Company also received proceeds of $80,000 from the issuance of a convertible note offset by repayment of outstanding carrying value of convertible notes of $293,438. Furthermore, the Company received proceeds of $99,000 pursuant to the issuance of shares of Series C convertible preferred stock, par value of $0.001 per share (“Series C shares”).

During the nine months ended January 31, 2023, the Company received $477,860 of cash from financing activities, which included $235,000 from the issuance of a convertible note payable offset by a repayment of $140,140 on a convertible debenture, and proceeds of $363,000 from the issuance of Series C shares.

Liquidity and Capital Resources

As at January 31, 2024, the Company had cash of $11,561 and total assets of $1,882,562 compared to cash of $25,836 and total assets of $4,160,238 as at April 30, 2023. Overall, the Company saw a decrease in cash due to the fact that the Company is spending more cash on its operating activities compared to cash flows generated from its royalty income and supported by additional cash financing from investing and financing activities. The decrease in total assets was due to lower accounts receivable of $18,835 due to lower royalty revenues during the year, as well as a decrease in property and equipment of $1,642,290 and oil and gas properties of $622,155 due to the sale of properties

The Company had total liabilities of $1,596,787 as at January 31, 2024 compared to $1,839,182 as at April 30, 2023. The decrease in liabilities was due to a decrease in accounts payable of $63,873, and a decrease in convertible notes payable of $195,688 due to the repayments and conversions of outstanding convertible notes during the year.

As of January 31, 2024, the Company had a working capital deficit of $1,492,409 compared to a working capital deficit of $1,741,434 as at April 30, 2023. The increase in the working capital deficit was based on the use of cash for operating activities that was supported by financing proceeds. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In 2022, the Company entered into a stock agreement that allowed investors to purchase up to 250 Series C shares at $1,000 per share for aggregate gross proceeds of $250,000. As at January 31, 2024, the Company had 836 Series C shares outstanding compared to 845 Series C shares outstanding at April 30, 2023. During the nine months ended January 31, 2024, the Company issued an additional 106 Series C shares and issued 387,555,556 common shares upon the conversion of 115 Series C shares.

The Company expects to continue to finance its future operations primarily through the stockholders of the Company, through the incurrence of debt, through public offerings and through other strategic financing opportunities. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, certain stockholders of the Company have indicated their intent and ability to provide additional equity financing. Absent additional capital raising, we do not believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months.

Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the nine months ended January 31, 2024, the Company incurred a net loss of $2,141,800 and used cash of $943,209 for operating activities. At January 31, 2024, the Company had a working capital deficit of $1,492,409 and an accumulated deficit of $18,174,870.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President who also acts as our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of our President, who also acts as our Chief Financial Officer, in consultation with the Company’s independent public accounting firm, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and identified that the matters involving internal controls and procedures that the Company’s management were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board.

Based on the foregoing, our President who also acts as our Chief Financial Officer concluded that as of January 31, 2024, our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023, using the criteria established in ” Internal Control - Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, we identified and continue to have the following material weakness in our internal controls over financial reporting:

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

As noted above, once the Company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will implement the following remediation measures:

1.	Our board of directors will appoint additional members and establish an audit committee or a financial expert on our board of directors in the next fiscal year or as soon as practical thereafter.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2024, that occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 13, 2023, the Company issued 86,666,667 common shares in connection with the conversion of 26 Series C shares.

On November 20, 2023, the Company issued 1,300,000 common shares with a fair value $519 for consulting services.

On January 4, 2024, the Company issued 88,888,889 common shares in connection with the conversion of 20 Series C shares.

On January 4, 2024, the Company issued 94 Series C shares pursuant to stock purchase agreement for aggregate gross proceeds of $94,000. The net proceeds from the issuance of 94 Series C shares were used for working capital purposes. The Series C shares are convertible into shares of common stock by dividing $1,200 by the conversion price, which is the lower of (i) a fixed price equaling the closing bid price of the common shares on the trading day immediately preceding the date of the securities purchase agreement among the company and the holder, as amended, modified or supplemented from time to time in accordance with its terms, and (ii) the amount equal to 100% of the lowest volume-weighted average price of the common shares during the fifteen (15) trading days immediately preceding, but not including, the date that such holder elects to convert in accordance with the terms of the certificate of designation for the Series C shares.

The above securities issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger, by and among Verde Bio Holdings, Inc., SensaSure Technologies, Inc., and Formation Minerals, Inc., dated as of December 11, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 15, 2023)
2.2	Amendment to the Agreement and Plan of Merger, by and among Verde Bio Holdings, Inc., SensaSure Technologies Inc., and Formation Minerals Inc., dated as of February 8, 2024 (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed on February 13, 2024)
3.1	Amended and Restated Articles of Incorporation of Verde Bio Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on June 11, 2010)
3.2*	Certificate of Designation for Series A Convertible Preferred Stock
3.3	Amended and Restated Certificate of Designation for Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2022)
3.4	Bylaws of Verde Bio Holdings, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on June 11, 2010)
10.1	Purchase and Sale Agreement by and between Verde Bio Holdings, Inc. and Carolina Natural Resource Group LLC, dated November 27, 2023 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed December 5, 2023)
10.2	Settlement Agreement, by and between Verde Bio Holdings, Inc. and Scott Cox, dated December 19, 2023 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed December 20, 2023)
10.3	Side Letter Agreement, dated as of February 6, 2024, by and between Verde Bio Holdings, Inc., SensaSure Technologies Inc. and Spartan Capital Securities, LLC. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on February 13, 2024)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith.
***	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDE BIO HOLDINGS, INC.

Dated: March 25, 2024	By:	/s/ Scott Cox
Scott Cox
President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 25, 2024	By:	/s/ Scott Cox
Scott Cox President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)